Form 10-Q
period 1996-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1996-11-13
CIK 907237

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  SEPTEMBER 30, 1996

        Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission file number  0-28604

SOUND SOURCE INTERACTIVE, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                               95-426046
        (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)           Identification No.)

2985 E. HILLCREST DRIVE, SUITE A, WESTLAKE VILLAGE, CALIFORNIA 91362
 (Address of Principal Executive Offices)

(805) 494-9996
(Issuer's Telephone Number, Including Area Code)

-----------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed
  Since Last Report)

        Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   XXX      No
   --------       ---------

        The number of shares outstanding of the issuer's common stock as of October 31, 1996 was 4,367,824

        Transitional Small Business Disclosure Format (check one):

                                 Yes            No   XXX
                                     -------       --------

                   SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                        FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1996 AND 1995

                                     INDEX

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 1996                   3

Condensed Consolidated Statements of Operations - Three month
  periods ended September 30, 1996 and 1995                                 4

Condensed Consolidated Statements of Cash Flows - Three month
  periods ended September 30, 1996 and 1995                                 5

Notes to the Condensed Consolidated Financial Statements                    7

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       9

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  10

ITEM 5  Other Information                                                   10

ITEM 6.  Exhibits and Reports on Form 8-K                                   10

Signature Page                                                              11

Financial Data Schedule                                                     12

                          PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                   SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996



                                     ASSETS

Current Assets:
  Cash and cash equivalents                                     $  2,570,653
  Accounts receivable - net                                          764,908
  Inventory - net                                                    235,693
  Prepaid royalties                                                  636,585
  Prepaid expenses                                                   129,698
                                                                   ---------

Total current assets                                               4,337,537

Property and equipment - net                                         401,713
                                                                     -------

TOTAL ASSETS                                                    $  4,739,250
                                                                   ---------
                                                                   ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                         $    604,419
  Accrued compensation and related taxes                             122,608
  Accrued royalties                                                  659,873
  Current portion of capital lease obligations                        23,999
  Deferred revenues                                                   84,360
                                                                      ------

Total current liabilities                                          1,495,259
                                                                   ---------

Capital lease obligations, net of current portion                     10,308
                                                                      ------

Stockholder's Equity:
        Common stock - $.001 par value, 20,000,000
        shares authorized, 4,367,824 shares issued
        and outstanding                                                4,368
        Warrants                                                   1,104,925
        Additional paid-in capital                                13,159,692
        Accumulated deficit                                      (11,035,302)
                                                                 -----------

Total stockholders' equity                                         3,233,683
                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  4,739,250
                                                                   ---------
                                                                   ---------

See notes to condensed consolidated financial statements.

                       SOUND SOURCE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                   1996                1995
                                                 --------            --------

Net revenues                                   $  919,856          $  496,273
Cost of sales                                     392,615             302,500
                                                  -------             -------

Gross profit                                      527,241             193,773
                                                  -------             -------

Operating costs and expenses:
  Marketing and sales                             279,703             196,000
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                       89,303
  Other general and administrative                350,824             449,964
  Research and development                        267,422              83,600
                                                  -------              ------
Total operating costs and expenses                987,252             729,564

Operating loss                                   (460,011)           (535,791)

Other income (expense)                             12,260             (12,983)
                                                   ------             --------

Loss before provision for income taxes           (447,751)           (548,774)

Provision for income taxes                                                400
                                                  -------              ------

Net loss                                       $ (447,751)         $ (549,174)
                                               ----------          ----------
                                               ----------          ----------

Net loss per common share                      $    (0.10)         $    (0.30)
                                               ----------          ----------
                                               ----------          ----------

Weighted average number of common
  shares outstanding                            4,265,215           1,859,182
                                               ----------          ----------
                                               ----------          ----------


See notes to condensed consolidated financial statements.

                   SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                                                      1996              1995
                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $  (447,751)      $  (549,174)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                     19,445             7,435
    Allowance for sales returns                      144,960            31,098
    Allowance for bad debt reserves                                    (37,996)
    Allowance for inventories                         18,683
    Common stock and common stock options
      issued for services rendered                    89,303
    Changes in operating assets and liabilities:
      Accounts receivable                              3,036          (222,077)
      Inventories                                      8,281          (174,180)
      Prepaid royalties                               (7,908)         (113,091)
      Prepaid expenses and other                    (100,933)           (1,092)
      Accounts payable and accrued expenses         (408,227)          236,252
      Accrued compensation and related taxes          47,707           (48,512)
      Accrued interest                              (367,695)
      Commissions payable                                              (25,774)
      Accrued royalties                              117,069           (38,158)
      Deferred revenues                                                  5,000
                                                     -------           -------

Net cash used by operating activities               (884,030)         (930,269)
                                                    ---------         ---------

Cash flows from investing activities-
  Purchases of property and equipment               (244,091)          (44,592)
                                                    ---------          --------

Cash flows from financing activities:
  Proceeds from issuance of common stock           7,948,372
  Proceeds from issuance of warrant                  341,575
  Repayment of notes payable                      (4,987,500)         (319,200)
  Issuance of notes payable                                          2,420,000
  Repayment of notes payable to officer                                (13,500)
  Deferred offering costs                            620,904
  Deferred financing costs                                            (459,450)
  Payments on capital lease obligations               (6,562)           (3,865)
  Repayment of short term advance                   (400,000)
                                                    ---------          --------

Net cash provided by financing activities          3,516,789          1,623,985
                                                   ---------          ---------

Net change in cash and cash equivalents            2,388,668            649,124
Cash and cash equivalents, beginning of period       181,985            213,730
                                                   ---------          ---------

Cash and cash equivalents, end of period         $ 2,570,653       $    862,854
                                                   ---------          ---------
                                                   ---------          ---------

               SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,



                                                           1996         1995
                                                          ------       ------

Supplement disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                           $  375,748    $  13,120
                                                       ----------    ---------
                                                       ----------    ---------
    Income taxes                                       $             $   1,600
                                                       ----------    ---------
                                                       ----------    ---------

Supplemental disclosure of noncash investing and financing activities:

During the three-month period ended September 30, 1995, the Company purchased property and equipment valued at $34,150 through the issuance of capital leases.

During the three-month period ended September 30, 1996, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.


See notes to condensed consolidated financial statements.

              SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Sound Source Interactive, Inc. and its wholly-owned subsidiary (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

NOTE B - INITIAL PUBLIC OFFERING (IPO)

On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totalled $7,973,305, net of offering costs of $1,926,695. On August 14, 1996, the underwriters exercised a portion of their "overallotment" option, pursuant to the underwriting agreement, which resulted in the Company issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totalled $594,161, net of offering costs of $88,783.

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTY

On July 7, 1996, in connection with the IPO, the Company repaid notes payable issued during fiscal 1996 aggregating $4,987,500 plus accrued interest of $373,753.

On July 7, 1996, in connection with the IPO, the Company issued 2,016,657 redeemable warrants in connection with the conversion of a note payable to related party of $500,000, plus accrued interest of $4,164.

NOTE D - ACCOUNTS RECEIVABLE AND SHORT TERM ADVANCE

In June, 1995, the Company entered into a sales and distribution agreement with a subsidiary of Acclaim Entertainment, Inc. (Acclaim). Under the terms of the agreement, Acclaim was responsible for the distribution of the Company's products on a world-wide basis to retail accounts. Effective April 1, 1996, such agreement was terminated.

In July, 1996, Acclaim submitted certain information to the Company together with payment of $256,067 and a promissory note with a principal amount of $256,067, maturing August 26, 1996 and bearing interest at 10% per annum. Such represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim, it was noted that the Company was not obligated to repay a short-term advance totaling $400,000 previously made by Acclaim to the Company. On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note. As of September 30, 1996, the Company has recorded additional amounts which it believes are due from Acclaim. Such amounts are fully reserved, due to disputes and discrepancies in the information as reported by Acclaim.

As of September 30, 1996, $735,438 of the accounts receivable balance is due from Simon & Schuster Interactive Distribution Services (SSIDS). SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, SSIDS will provide distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.


NOTE E - CASH AND CASH EQUIVALENTS

The Company invests all excess cash in working capital asset management accounts
with Merrill Lynch.   All such amounts are 100% federally insured at all times.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Net sales increased by 85.4 percent from $496,273 for the three months ended September 30, 1995 to $919,856 for the three months ended September 30, 1996. This increase is primarily attributable to the Company's introduction of four new products during the three months ended September 30, 1996: The Dragonheart Medieval Creativity Center, the Land Before Time Animated Moviebook, and the Terminator 2 and Star Trek Deep Space Nine Limited Edition Entertainment Utilities. Additionally, the Company continues to receive orders for its Star Wars Trilogy and Babylon 5 Limited Edition Entertainment Utility products and its Babe A Little Pig Goes A Long Way Interactive Moviebook product. During the three months ended September 30, 1995, the Company only introduced three new products and did not have large continuing revenues from previously released products.

COST OF SALES. Cost of sales increased by 29.8 percent from $302,500 for the three months ended September 30, 1995 to $392,615 for the three months ended September 30, 1996. However, cost of sales as a percentage of sales decreased from 61.0 percent to 41.7 percent during these respective periods. The increase in total cost of sales is due to the above noted 85.4 percent increase in revenues offset by reduced replication and royalty costs, and decreased inventory write-downs.

MARKETING AND SALES. Marketing and sales expenses increased by 42.7 percent from $196,000 for the three months ended September 30, 1995 to $279,703 for the three months ended September 30, 1996, and decreased as a percentage of sales from 39.5 percent to 30.4 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support the four new product releases during the quarter as well as increased salaries due to the addition of a vice president of sales joining the Company in August, 1996. The decrease as a percentage of sales is due to the above noted 85.4 percent increase in sales. Due to changes in the manner in which products are sold to retailers, the Company anticipates that certain of the marketing and sales costs associated with the introduction of new products will result in sales of performing products continuing beyond the initial launch period.

RESEARCH AND DEVELOPMENT. Research and Development costs increased 219.9 percent from $83,600 during the three months ended September 30, 1995 to $267,422 for the three months ended September 3, 1996, and increased as a percentage of sales from 16.8 percent to 29.1 percent, respectively. These increases were primarily attributable to: (i) new product development activites for the four products released during the quarter ended September 30, 1996, and the three products anticipated to be released during the quarter ended December 31, 1996, (ii) increased personnel and hardware/software costs associated with the development of the Company's first interactive video game and, (iii) the enhancement of its current product lines.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased by
2.2 percent from $449,964 during the three months ended September 30, 1995 to $440,127 for the three months ended September 30, 1996, and decreased as a percentage of sales from 90.7 percent to 47.8 percent, respectively. These decreases were primarily due to reduced costs associated with debt financings (including commissions, legal and accounting fees) and factoring expenses. Included in general and administrative expenses for the three months ended September 30, 1996 is $89,303 related to compensation expense in connection with common stock and common stock options issued for services rendered. No such expense was recorded in the three months ended September 30, 1995.
Additionally, during the three months ended September 30, 1996, the Company recorded increased expenses associated with being a publically held company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital of $2,842,278 in comparison with ($5,373,974) at June 30, 1996, an increase of $8,216,252. Cash and cash equivalents increased $2,388,668 directly as a result of the Company's IPO on July 1, 1996. Accounts receivable decreased $147,996 due to the collection of $912,134 from Acclaim Entertainment, Inc. during the three months ended September 30, 1996.

During the three months ended September 30, 1996, current liabilities decreased by $6,501,705, from $7,996,964 at June 30, 1996 to $1,495,259 at September 30,
1996. This decrease is primarily attributable to the repayment of notes payable, notes payable to related party and a short-term advance, as well as accrued interest thereon, aggregating $6,255,968 at June 30, 1996.

The Company expects to meet its cash requirements out of its cash reserves and cash flows from operations during the foreseeable future.


                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors are, and in the future the Company and/or its officers and directors may be, involved in suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

ITEM 5.  OTHER INFORMATION

Effective November 1, 1996, the Company's president and chief operating officer, Mr. Eric H. Winston, resigned from the Company as an officer and a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT

   27                          Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

None.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the
        Registant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent Bitetti                               Date:  NOVEMBER 7, 1996
  ---------------------                                  ---------------------
   Vincent Bitetti
   Chairman and Chief Executive Officer
   (Principal Executive Officer)


By: /s/Ulrich E. Gottschling                         Date:  NOVEMBER 7, 1996
  ---------------------------                            ---------------------
   Ulrich E. Gottschling
   Chief Financial Officer, Treasurer and
     Corporate Secretary
   (Chief Financial Officer)