Form 10QSB
period 1996-12-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-02-07
CIK 907237

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)

  XXX    Quarterly report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the quarterly period ended  December 31, 1996
                               --------------------

    Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission file number  0-28604

SOUND SOURCE INTERACTIVE, INC.
------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                    95-426046
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

2985 E. HILLCREST DRIVE, SUITE A, WESTLAKE VILLAGE, CALIFORNIA 91362
--------------------------------------------------------------------
(Address of Principal Executive Offices)

(805) 494-9996
--------------
(Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

    Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___XXX____  No ___________

    The number of shares outstanding of the issuer's common stock as of January 22, 1996 was 4,403,099
                     -----------

    Transitional Small Business Disclosure Format (check one):

                             Yes _________  No ___XXX____

                    SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                          FOR THE THREE MONTH PERIODS ENDED
                              DECEMBER 31, 1996 AND 1995

                                        INDEX

                                                                  Page No.
                                                                  --------

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - December 31, 1996             3

Condensed Consolidated Statements of Operations - Three month periods ended December 31, 1996 and 1995, and the six month
  periods ended December 31, 1996 and 1995                           4

Condensed Consolidated Statements of Cash Flows - Six month
  periods ended December 31, 1996 and 1995                           6

Notes to the Condensed Consolidated Financial Statements             8

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               10

Outlook                                                             13

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          14

ITEM 5.  Other Information                                          14

ITEM 6.  Exhibits and Reports on Form 8-K                           14

Signature Page                                                      15

Financial Data Schedule                                             16

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
               SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1996


                                    ASSETS

Current Assets:
  Cash and cash equivalents                                      $1,687,433
  Accounts receivable - net                                       1,356,187
  Inventory - net                                                   313,545
  Prepaid royalties                                                 730,389
  Prepaid expenses                                                   72,717
                                                                 ----------

  Total current assets                                            4,160,271

  Property and equipment - net                                      398,922
                                                                 ----------

  TOTAL ASSETS                                                   $4,559,193
                                                                 ----------
                                                                 ----------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                          $  652,870
  Accrued compensation and related taxes                            227,992
  Accrued royalties                                                 686,905
  Current portion of capital lease obligations                       20,468
  Deferred revenues                                                  16,655
                                                                 ----------

  Total current liabilities                                       1,604,890
                                                                 ----------

  Capital lease obligations, net of current portion                   7,119
                                                                 ----------
Accrued compensation, net of current portion                        117,483
                                                                 ----------

Stockholder's Equity:
    Common stock - $.001 par value, 20,000,000 shares
    authorized, 4,377,824 shares issued and outstanding               4,378
    Warrants                                                      1,104,925
    Additional paid-in capital                                   13,249,586
    Accumulated deficit                                         (11,529,188)
                                                                -----------

Total stockholders' equity                                        2,829,701
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,559,193
                                                                 ----------
                                                                 ----------

See notes to condensed consolidated financial statements.

                      SOUND SOURCE INTERACTIVE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31,


                                                   1996             1995
                                                -----------     -----------
Net revenues                                    $ 1,510,389     $   624,418
Cost of sales                                       568,067         380,010
                                                -----------     -----------

Gross profit                                        942,322         244,408
                                                -----------     -----------

Operating costs and expenses:
  Marketing and sales                               413,049         376,778
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                         89,304
  Other general and administrative                  664,030         758,874
  Research and development                          293,772         182,553
                                                -----------     -----------
Total operating costs and expenses                1,460,155       1,318,205

Operating loss                                     (517,833)     (1,073,797)

Other income (expense)                               24,747        (386,601)
                                                -----------     -----------

Loss before provision for income taxes             (493,086)     (1,460,398)

Provision for income taxes                              800             800
                                                -----------     -----------

Net loss                                        $  (493,886)    $(1,461,198)
                                                -----------     -----------
                                                -----------     -----------
Net loss per common share                       $     (0.11)    $     (0.78)
                                                -----------     -----------
                                                -----------     -----------

Weighted average number of common
  shares outstanding                              4,370,976       1,877,108
                                                -----------     -----------
                                                -----------     -----------

See notes to condensed consolidated financial statements.

                            SOUND SOURCE INTERACTIVE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED DECEMBER 31,


                                                    1996            1995
                                                -----------     -----------
Net revenues                                    $ 2,430,246     $ 1,120,691
Cost of sales                                       953,002         682,510
                                                -----------     -----------

Gross profit                                      1,477,244         438,181
                                                -----------     -----------

Operating costs and expenses:
  Marketing and sales                               692,752         572,778
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                        178,607
  Other general and administrative                1,014,853       1,208,838
  Research and development                          568,874         266,153
                                                -----------     -----------
Total operating costs and expenses                2,455,086       2,047,769

Operating loss                                     (977,842)     (1,609,588)

Other income (expense)                               37,007        (399,584)
                                                -----------     -----------

Loss before provision for income taxes             (940,835)     (2,009,172)

Provision for income taxes                              800           1,200
                                                -----------     -----------

Net loss                                        $  (941,635)    $(2,010,372)
                                                -----------     -----------
                                                -----------     -----------
Net loss per common share                       $     (0.22)    $     (1.08)
                                                -----------     -----------
                                                -----------     -----------

Weighted average number of common
  shares outstanding                              4,318,096       1,868,145
                                                -----------     -----------
                                                -----------     -----------

See notes to condensed consolidated financial statements.

                   SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED DECEMBER 31,

                                                   1996            1995
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (941,636)    $(2,010,372)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                    44,453         282,169
    Allowance for sales returns                     144,420         407,310
    Allowance for bad debt reserves                                 (64,250)
    Allowance for inventories
    Common stock and common stock options
      issued for services rendered                  178,607
    Changes in operating assets and liabilities:
      Accounts receivable                          (587,103)       (687,511)
      Inventories                                   (50,887)       (306,912)
      Prepaid royalties                            (101,713)       (192,091)
      Prepaid expenses and other                    (43,953)       (104,222)
      Accounts payable and accrued expenses        (359,775)        210,384
      Accrued compensation and related taxes        270,573        (190,353)
      Accrued interest                             (367,695)        118,176
      Commissions payable                                          (124,038)
      Accrued royalties                             144,100        (105,389)
      Deferred revenues                             (67,704)          2,000
                                                -----------     -----------

Net cash used by operating activities            (1,738,313)     (2,765,099)
                                                -----------     -----------

Cash flows from investing activities-
  Purchases of property and equipment              (266,308)        (81,152)
                                                -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock          7,948,373
  Proceeds from issuance of warrant                 341,575         263,350
  Repayment of notes payable                     (4,987,500)
  Issuance of notes payable                                       4,987,500
  Repayment of notes payable to officer                             (13,500)
  Deferred offering costs                           620,904        (106,160)
  Deferred financing costs                                         (993,600)
  Payments on capital lease obligations             (13,283)        (12,562)
  Repayment of short term advance                  (400,000)
                                                -----------     -----------

Net cash provided by financing activities          3,510,069      4,125,028

Net change in cash and cash equivalents            1,505,448      1,278,777
Cash and cash equivalents, beginning of period       181,985        213,730
                                                -----------     -----------

Cash and cash equivalents, end of period        $ 1,687,433     $ 1,492,507
                                                -----------     -----------
                                                -----------     -----------

                    SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    FOR THE SIX MONTH PERIODS ENDED DECEMBER 31,



                                                   1996            1995
                                                -----------     -----------

Supplement disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                    $   381,430     $    13,120
                                                -----------     -----------
                                                -----------     -----------
    Income taxes                                $         0     $     1,600
                                                -----------     -----------
                                                -----------     -----------

Supplemental disclosure of noncash investing and financing activities:

During the six-month period ended December 31, 1995, the Company purchased property and equipment valued at $34,150 through the issuance of capital leases.

During the six-month period ended December 31, 1996, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.



See notes to condensed consolidated financial statements.

                    SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995


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

Note B - Initial Public Offering (IPO)

On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totalled $7,973,305, net of offering costs of $1,926,695. On August 14, 1996, the underwriters exercised a portion of their overallotment option, pursuant to the underwriting agreement, which resulted in the Company issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totalled $594,161, net of offering costs of $88,783.

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

In July, 1996, Acclaim submitted certain information to the Company together with payment of $256,067 and a promissory note with a principal amount of $256,067, maturing August 26, 1996 and bearing interest at 10% per annum. Such represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim, it was noted that the Company was not obligated to repay a short-term advance totaling $400,000 previously made by Acclaim to the Company. On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note. As of December 31, 1996, the Company has recorded additional amounts which it believes are due from Acclaim. Such amounts are fully reserved, due to disputes and discrepancies in the information as reported by Acclaim.

   As of December 31, 1996, $706,497 of the accounts receivable balance is due from Simon & Schuster Interactive Distribution Services (SSIDS). SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, SSIDS will provide distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.

Note E - Cash and Cash Equivalents

The Company invests all excess cash in working capital asset management accounts
with Merrill Lynch and Company.   All such amounts are 100% federally insured at
all times.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

Net Sales. Net sales increased by 141.9 percent from $624,418 for the three months ended December 31, 1995 to $1,510,389 for the three months ended December 31, 1996. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS), sales by the Company to its foreign distributors, and other direct sales in North America. Sales to international distributors for the three months ended December 31, 1996 were approximately $419,268, as compared to no international sales during the same period in 1995. Sales to SSIDS for the three month period ended December 31, 1996, were approximately $706,034. No sales during the comparable period in 1995 were to SSIDS.

Cost of Sales. Cost of sales increased by 49.5 percent from $380,010 for the three months ended December 31, 1995 to $568,067 for the three months ended December 31, 1996. However, cost of sales as a percentage of sales decreased from 60.9 percent to 37.6 percent during these respective periods. The increase in total cost of sales is due to the above noted 141.9 percent increase in net revenues. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced items and the sale of certain end of life inventory which had been previously written-off as slow-moving. Although the Company will attempt to continue to reduce cost of sales as a percentage of revenues, it does not believe that the gross margin earned during the three months ended December 31, 1996 is indicative of future periods. This is primarily due to the Company's belief that it has substantially sold, as of December 31, 1996, all inventory which had been previously written-off as slow-moving.

Marketing and Sales. Marketing and sales expenses increased by 9.6 percent from $376,778 for the three months ended December 31, 1995 to $413,049 for the three months ended December 31, 1996, and decreased as a percentage of sales from 60.3 percent to 27.3 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the quarter and increased salaries due to additional sales personnel. The decrease as a percentage of sales is due to the above noted 141.9 percent increase in sales, particularily international sales for which a smaller percentage of marketing effort is required by the Company as many of those functions are primarily performed by the individual distributors.

Research and Development. Research and Development costs increased 60.9 percent from $182,553 during the three months ended December 31, 1995 to $293,772 for the three months ended December 31, 1996, and decreased as a percentage of sales from 29.2 percent to 19.5 percent, respectively. The increase in costs is primarily associated with (i) the Company hiring programmers to bring product development in-house, (ii) increased personnel and hardware/software costs associated with the development of the Company's first interactive video game and, (iii) the enhancement of its current product lines. The Company anticipates that Research and Development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products under development and to perform all development activities internally.

  General and Administrative. General and administrative expenses decreased by 12.5 percent from $758,874 during the three months ended December 31, 1995 to $664,030 for the three months ended December 31, 1996, and decreased as a percentage of sales from 121.5 percent to 44.0 percent, respectively. Included in general and administrative expenses for the three months ended December 31, 1996 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. Additionally, during the three months ended December 31, 1996, the Company recorded increased expenses associated with being a publicly held company, principally printing, mailing and legal fees associated with the Company's annual report and stockholder meeting. During the three months ended December 31, 1995, the Company recorded an allowance for doubtful accounts receivable from its former distributor, Acclaim Entertainment, Inc., in the amount of $409,810.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $89,304 for the three months ended December 31, 1996 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded in the three months ended December 31, 1995 as no vesting occurred during that quarter.

Six Months Ended December 31, 1996 Compared to the Six Months Ended December 31, 1995

Net Sales. Net sales increased by 116.9 percent from $1,120,691 for the six months ended December 31, 1995 to $2,430,246 for the six months ended December 31, 1996. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS), sales by the Company to its foreign distributors and other direct sales in North America. Sales to international distributors for the six months ended December 31, 1996 were approximately $435,131, as compared to no international sales during the same period in 1995. Sales to SSIDS for the six month period ended December 31, 1996, were approximately $1,525,907. No sales during the comparable period in 1995 were to SSIDS. During the six months ended December 31, 1995, the Company recorded sales to its former distributor, Acclaim Entertainment, Inc., in the amount of $819,619.

Cost of Sales. Cost of sales increased by 39.6 percent from $682,510 for the six months ended December 31, 1995 to $953,002 for the six months ended December 31, 1996. However, cost of sales as a percentage of sales decreased from 60.9 percent to 39.2 percent during these respective periods. The increase in total cost of sales is due to the above noted 116.9 percent increase in net revenues. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced items and the sale of certain end-of-life inventory which had been previously written-off as slow-moving. During the six months ended December 31, 1995, the Company recorded reserves related to guaranteed royalties and slow-moving inventories which also resulted in the higher percentage of cost of sales.

Marketing and Sales. Marketing and sales expenses increase by 20.9 percent from $572,778 for the six months ended December 31, 1995 to $692,752 for the six months ended December 31, 1996, and decreased as a percentage of sales from 51.1 percent to 28.5 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the six month period and increased salaries due to additional sales personnel. The decrease as a percentage of sales is due to the above noted 116.9 percent increase in sales, particularly international sales for which a smaller percentage of marketing effort is required by the Company as many of those functions are primarily performed by the individual distributors.

Research and Development. Research and Development costs increased 113.7 percent from $266,153 during the six months ended December 31, 1995 to $568,874 for the six months ended December 31, 1996, and decreased as a percentage of sales from 23.7 percent to 23.4 percent, respectively. The increase in costs is primarily associated with (i) the Company hiring programmers to bring all product development in-house, (ii) increased personnel and hardware/software costs associated with the development of the Company's first interactive video game and, (iii) the enhancement of its current product lines. The Company anticipates that Research and Development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products under development and to perform all development activities internally.

General and Administrative.  General and administrative expenses decreased by
16.0 percent from $1,208,838 during the six months ended December 31, 1995 to $1,014,853 for the six months ended December 31, 1996, and decreased as a percentage of sales from 107.9 percent to 41.8 percent, respectively. Included in general and administrative expenses for the three months ended December 31, 1996 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. Additionally, during the three months ended December 31, 1996, the Company recorded increased expenses associated with being a publicly held company, principally printing, mailing and legal fees associated with the Company's annual report and stockholder meeting. During the six month period ended December 31, 1995, the Company recorded an allowance for doubtful accounts receivable from its former distributor, Acclaim Entertainment, Inc., in the amount of $409,810.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $178,607 for the six months ended December 31, 1996 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded for the six month period ended December 31, 1995 as no vesting occurred during this period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had working capital of $2,555,381 in comparison with ($5,373,974) at June 30, 1996, an increase of $7,929,355. Cash and cash equivalents increased $1,505,448 directly as a result of the Company's IPO on July 1, 1996. Accounts receivable increased $442,683 due to increased sales of products to the Company's North American distributor, it's international distributors and other direct sales, partially off-set by the collection of $912,134 from Acclaim Entertainment, Inc.

During the six months ended December 31, 1996, current liabilities decreased by $6,392,074, from $7,996,964 at June 30, 1996 to $1,604,890 at December
31, 1996. This decrease is primarily attributable to the repayment of notes payable, notes payable to related party and a short-term advance, as well as accrued interest thereon, aggregating $6,255,195 at June 30, 1996.

The Company has experienced a significant increase in growth during the last six month period, as compared to the same period of time in the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company may require additional financing to fund its growth.

OUTLOOK

The condensed consolidated financial statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding the Company's sales and future revenues, statements regarding future research and development costs and products, and statements regarding the future flexibility of the Company's cash reserves. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Please consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and 10-KSB and Annual Reports to Stockholders.

Sound Source Interactive, Inc. does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Technological Developments. The personal computer software industry is characterized by rapid technological advancement and the uncertainty of new breakthroughs and developments in emerging areas such as the Internet.

Distribution Channels. Traditional retail distribution channels have been experiencing a major restructuring and are fostering the development of alternative distribution outlets.

Licensed Properties. There is a risk factor inherent in any venture involving licensed properties. Not every licensed product is guaranteed success; only the software consumer can ultimately determine the outcome. Additionally, there is no guarantee that the Company can obtain future licenses of either the quality or the quantity necessary for the Company to reach its goals.

Product Ship Schedules. Delays in product ship schedules can cause problems with product fulfillment, revenue recognition and retailer orders.

Research and Development. Research and development costs can very significantly depending on the products currently in development and potential products the Company may choose to develop.

Consumer Preferences. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors are, and in the future may be, involved in suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Entertainment, Inc. seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive distribution agreement with the Company and other related matters.

ITEM 5.  OTHER INFORMATION

On February 3, 1997, the members of the Board of Directors of the Company elected Robert S. Burke, principal with Robertson, Stephens & Company, to fill a vacancy on the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.             Description of Exhibit

    27                  Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

None.

                                      SIGNATURES

       In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                             Date:  February 7, 1997
    ---------------------------------                        ----------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Ulrich E. Gottschling                          Date:  February 7, 1997
    ---------------------------------                        ----------------
Ulrich E. Gottschling
Chief Financial Officer, Treasurer and
Corporate Secretary
(Chief Financial Officer)