Form 10KSB40/A
period 1996-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-02-12
CIK 907237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                FORM 10-KSB/A (FIRST)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the fiscal year ended June 30, 1996

                             Commission File No. 0-28604

                            SOUND SOURCE INTERACTIVE, INC.
                    (Name of Small Business Issuer in its Charter)

     Delaware                                         95-4264046
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

2985 E. Hillcrest Drive, Suite A
Westlake Village, California                            91362
(Address of principal executive offices)             (Zip Code)

                                    (805) 494-9996
                              (Issuer's telephone number
                                 including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Title of each class:                         Name of each exchange
                                             on which registered:

Common Stock, par value $.001
     Redeemable Warrants                     NASDAQ SmallCap Market

    Check whether the Issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes /X/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

    The Issuer's revenues for its most recent fiscal year were $2,264,633.

    As of August 31, 1996, the aggregate market value of the shares of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $14,928,000, and the number of outstanding shares of the Issuer's common stock, par value $.001, was 4,367,824.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's Proxy Statement to be filed with the Securities and Exchange Commission on October 28, 1996 are incorporated by reference into
Part III of this Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   AMENDMENT N0. 1

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 as set forth below:

    1. Add or substitute Exhibit Nos. 10.5, 10.44, 10.45, 10.46 and 10.47 as follows:

    Exh.
    No.       Description of Exhibits
    ----      -----------------------

    10.5 Sound Source Interactive, Inc. Amended and Restated 1995 Stock Option Plan. Filed herewith.
    10.44 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Ronald W. Hart. Filed herewith.
    10.45 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Mark A. James. Filed herewith.
    10.46 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Ernest T. Klinger. Filed herewith.
    10.47 Separation and Release Agreement, dated as of October 24, 1996, among the Registrant, the Subsidiary and Eric H. Winston. Filed separately pursuant to request for confidential treatment.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 31, 1997           SOUND SOURCE INTERACTIVE, INC.

                                       By /s/ Vincent J. Bitetti
                                          -------------------------------------
                                          Vincent J. Bitetti, Chairman of the
                                          Board and Chief Executive Officer



Date:  January 31, 1997                By  /s/ Ulrich E. Gottschling
                                           ------------------------------------
                                           Ulrich E. Gottschling, Chief
                                             Financial Officer Treasurer and
                                             Secretary (principal financial
                                             and accounting officer)