Form 10KSB40/A
period 1996-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-02-28
CIK 907237

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                FORM 10-KSB/A (SECOND)

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The Issuer's revenues for its most recent fiscal year were $2,264,633.

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

                                   AMENDMENT N0. 2

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 as set forth below:

    1.   Add Exhibit No. 10.47 as follows:

    Exh.
    No.       Description of Exhibits
    ---       -----------------------

    10.47 Separation and Release Agreement, dated as of October 24, 1996, among the Registrant, the Subsidiary and Eric H. Winston. Filed herewith.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 28, 1997           SOUND SOURCE INTERACTIVE, INC.


                                   By /s/ Vincent J. Bitetti
                                      Vincent J. Bitetti, Chairman of the
                                      Board and Chief Executive Officer



Date:  February 28, 1997           By /s/ Ulrich E. Gottschling
                                      Ulrich E. Gottschling, Chief
                                      Financial Officer
                                      Treasurer and Secretary (principal
                                      financial and accounting officer)

\32069\024\10FRM10K.001