Form 10QSB
period 1997-03-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-05-13
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997.

      Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission file number  0-28604

SOUND SOURCE INTERACTIVE, INC.
------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                                    95-426046
                 --------                                    ---------
         (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

26115 MUREAU ROAD, SUITE B, CALABASAS, CALIFORNIA 91302
-------------------------------------------------------
(Address of Principal Executive Offices)

(818) 878-0505
--------------
(Issuer's Telephone Number, Including Area Code)

2985 E. HILLCREST DRIVE, SUITE A, WESTLAKE VILLAGE, CALIFORNIA 91362
--------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

      Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XXX   No ___

      The number of shares outstanding of the issuer's common stock as of April 25, 1996 was 4,409,099

      Transitional Small Business Disclosure Format (check one):

                                Yes ___   No XXX

                  SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheet - March 31, 1997                        3

Condensed Consolidated Statements of Operations - Three month periods ended March 31, 1997 and 1996, and nine month
  periods ended March 31, 1997 and 1996                                      4

Condensed Consolidated Statements of Cash Flows - Nine month                 6
  periods ended March 31, 1997 and 1996

Notes to the Condensed Consolidated Financial Statements                     8

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        10

Outlook                                                                      13

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   14

ITEM 4. Submission of Matters to a Vote of Security Holders                  14

ITEM 5. Other Information                                                    14

ITEM 6. Exhibits and Reports on Form 8-K                                     14

Signature Page                                                               15

Financial Data Schedule                                                      16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                     $    959,844
     Accounts receivable - net                                        1,258,497
     Inventory - net                                                    443,530
     Prepaid royalties                                                1,539,052
     Prepaid expenses                                                   132,495
                                                                   ------------

     Total current assets                                             4,333,418

     Property and equipment - net                                       443,010
                                                                   ------------

     TOTAL ASSETS                                                  $  4,776,428
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                         $    710,027
     Accrued compensation and related taxes                             204,418
     Accrued royalties                                                1,400,781
     Current portion of capital lease obligations                        15,842
     Deferred revenues                                                   16,655
                                                                   ------------

     Total current liabilities                                        2,347,723
                                                                   ------------

  Capital lease obligations, net of current portion                       5,024
                                                                   ------------
  Accrued compensation, net of current portion                           88,908
                                                                   ------------

Stockholder's Equity:
     Common stock - $.001 par value, 20,000,000 shares
     authorized, 4,409,099 shares issued and outstanding                  4,409
     Warrants                                                         1,104,926
     Additional paid-in capital                                      13,359,503
     Accumulated deficit                                            (12,134,065)
                                                                   ------------

Total stockholders' equity                                            2,334,773
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,776,428
                                                                   ============

See notes to condensed consolidated financial statements.

                         SOUND SOURCE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                      1997              1996
                                                      ----              ----

Net revenues                                      $   929,271       $   807,958
Cost of sales                                         470,878           432,595
                                                  -----------       -----------

Gross profit                                          458,393           375,363
                                                  -----------       -----------

Operating costs and expenses:

  Marketing and sales                                 262,122           349,437
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                           89,304
  Other general and administrative                    480,692           607,772
  Research and development                            244,466           222,900
                                                  -----------       -----------
Total operating costs and expenses                  1,076,584         1,180,109
                                                  -----------       -----------

Operating loss                                       (618,191)         (804,746)

Other income (expense)                                 12,442          (420,464)
                                                  -----------       -----------

Loss before provision for income taxes               (605,749)       (1,225,210)

Provision for income taxes                               (870)                0
                                                  -----------       -----------

Net loss                                          $  (604,879)      $(1,225,210)
                                                  ===========       ===========
Net loss per common share                         $     (0.14)      $     (0.65)
                                                  ===========       ===========

Weighted average number of common
  shares outstanding                                4,403,040         1,877,108
                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                         SOUND SOURCE INTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                      1997              1996
                                                      ----              ----

Net revenues                                      $ 3,359,517       $ 1,928,649
Cost of sales                                       1,423,880         1,115,105
                                                  -----------       -----------

Gross profit                                        1,935,637           813,544
                                                  -----------       -----------

Operating costs and expenses:
  Marketing and sales                                 954,875           922,215
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                          267,911
  Other general and administrative                  1,495,546         1,816,610
  Research and development                            813,339           489,053
                                                  -----------       -----------
Total operating costs and expenses                  3,531,671         3,227,878
                                                  -----------       -----------

Operating loss                                     (1,596,034)       (2,414,334)

Other income (expense)                                 53,579          (820,048)
                                                  -----------       -----------

Loss before provision for income taxes             (1,542,455)       (3,234,382)

Provision for income taxes                              4,060             1,200
                                                  -----------       -----------

Net loss                                          $(1,546,515)      $(3,235,582)
                                                  ===========       ===========
Net loss per common share                         $     (0.36)      $     (1.76)
                                                  ===========       ===========

Weighted average number of common
  shares outstanding                                4,346,100         1,842,638
                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                  SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                        1997            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(1,546,515)    $(3,235,582)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                        74,454         565,980
    Allowance for sales returns                         144,420         998,148
    Allowance for bad debt reserves                                     (64,250)
    Allowance for inventories
    Common stock and common stock options
      issued for services rendered                      267,911
    Changes in operating assets and liabilities:
      Accounts receivable                              (490,013)     (1,581,862)
      Inventories                                      (180,873)       (165,606)
      Prepaid royalties                                (910,376)       (232,943)
      Prepaid expenses and other                       (103,732)        (32,121)
      Accounts payable and accrued expenses            (302,618)         44,858
      Accrued compensation and related taxes            218,427        (154,049)
      Accrued interest                                 (367,695)        242,520
      Commissions payable                                              (159,593)
      Accrued royalties                                 857,977          36,104
      Deferred revenues                                 (67,704)         18,955
                                                    -----------     -----------

Net cash used by operating activities                (2,406,337)     (3,719,441)
                                                    -----------     -----------

Cash flows from investing activities-
  Purchases of property and equipment                  (340,397)        (91,579)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock              7,969,618
  Proceeds from issuance of warrant                     341,575         263,350
  Repayment of notes payable                         (4,987,500)
  Issuance of notes payable                                           4,987,500
  Repayment of notes payable to officer                                 (13,500)
  Deferred offering costs                               620,904        (146,890)
  Deferred financing costs                                             (993,600)
  Payments on capital lease obligations                 (20,004)        (20,985)
  Repayment of short term advance                      (400,000)
                                                    -----------     -----------

Net cash provided by financing activities             3,524,593       4,075,875
                                                    -----------     -----------

Net change in cash and cash equivalents                 777,859         264,855
Cash and cash equivalents, beginning of period          181,985         213,730
                                                    -----------     -----------

Cash and cash equivalents, end of period            $   959,844     $   478,585
                                                    ===========     ===========

                  SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                          1997             1996
                                                          ----             ----

Supplemental disclosure of cash flow information -

Cash paid during the period for:
  Interest                                              $382,970         $15,279
                                                        ========         =======
  Income taxes                                          $  4,059         $ 1,200
                                                        ========         =======

Supplemental disclosure of noncash investing and financing activities:

During the nine-month period ended March 31, 1996, the Company purchased property and equipment valued at $38,471 through the issuance of capital leases.

During the nine-month period ended March 31, 1997, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.

See notes to condensed consolidated financial statements.

                  SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In July, 1996, Acclaim submitted certain information to the Company together with payment of $256,067 and a promissory note with a principal amount of $256,067, maturing August 26, 1996 and bearing interest at 10% per annum. Such represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim, it was noted that the Company was not obligated to repay a short-term advance totaling $400,000 previously made by Acclaim to the Company. On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note. As of December 31, 1996, the Company has recorded additional amounts which it believes are due from Acclaim. Such amounts are fully reserved, due to disputes and discrepancies in the information as reported by Acclaim, (see Part II, Item 1 - Legal Proceedings).

As of March 31, 1997, $576,104 of the accounts receivable balance is due from Simon & Schuster Interactive Distribution Services (SSIDS). SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, SSIDS will provide distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.

Note E - Cash and Cash Equivalents

The Company invests all excess cash in working capital asset management accounts with Merrill Lynch and Company. All such amounts are 100% federally insured at all times.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Net Sales. Net sales increased by 15.0 percent from $807,958 for the three months ended March 31, 1996 to $929,271 for the three months ended March 31, 1997. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS), sales by the Company to its foreign distributors, and other direct sales in North America. Sales to international distributors for the three months ended March 31, 1997, were approximately $194,544 as compared to minimal international sales during the same period in 1996. Sales to SSIDS for the three month period ended March 31, 1997, were approximately $648,400. No sales during the comparable period in 1996 were to SSIDS. During the three months ended March 31,1996, the Company recorded sales to its former distributor, Acclaim Distribution, Inc. in the amount of $797,187.

During the three months ended March 31, 1997, net sales of one of the Company's products was $322,518. The license on this product expired on March 31, 1997 with the sell-off period ending on June 30, 1997. During the three months ended March 31, 1996, net sales of one of the Company's products was $298,597.

Cost of Sales. Cost of sales increased by 8.9 percent from $432,595 for the three months ended March 31, 1996 to $470,878 for the three months ended March 31, 1997. However, cost of sales as a percentage of net sales decreased slightly from 53.5 percent to 50.7 percent during these respective periods. The increase in total cost of sales is due to the above noted 15.0 percent increase in net sales partially offset by decreased write-downs of excess or slow moving inventories. Gross margin for the three months ended March 31, 1997 was lower than year-to-date as 39.9 percent of net revenues for the quarter compared to
19.2 percent year-to-date was derived from one product which has a higher cost of sales due to higher packaging and royalty costs as well as continued marketplace pressures to reduce sales prices.

Marketing and Sales. Marketing and sales expenses decreased by 25 percent from $349,437 for the three months ended March 31, 1996 to $262,122 for the three months ended March 31, 1997, and decreased as a percentage of net sales from
43.3 percent to 28.2 percent, respectively. The higher dollar amount for the three months ended March 31, 1996 compared to the three months ended March 31, 1997 is due to the higher advertising expenses and charges by Acclaim Distribution, Inc. for co-op advertising. The decrease as a percentage of sales is due to the above noted 15.0 percent increase in net sales, particularly international sales for which a smaller percentage of marketing effort is required by the Company as many of those functions are primarily performed by the individual distributors.

During the three months ended March 31, 1997 the Company did not launch any new products or major promotions which resulted in lower marketing expenses. The Company expects an increase in marketing expenses during the quarter ending June 30, 1997 due to launching of new products. Additionally, in March and April 1997, the Company hired additional sales and public relations personnel.

Research and Development. Research and development costs increased 9.7 percent from $222,900 during the three months ended March 31, 1996 to $244,466 for the three months ended March 31, 1997, and decreased as a percentage of net sales from 27.6 percent to 26.3 percent, respectively. The increase in costs is primarily associated with (i) the Company hiring programmers to bring product development in-house, (ii) increased personnel and hardware/software costs associated with the development of the Company's video games and other new products, (iii) increased personnel as the Company increases the quantity of products under development and (iv) the enhancement of its current product lines. The Company anticipates that research and development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products under development and to perform additional development activities internally.

General and Administrative. General and administrative expenses decreased by
20.9 percent from $607,772 during the three months ended March 31, 1996 to $480,692 for the three months ended March 31, 1997, and decreased as a percentage of sales from 75.2 percent to 51.7 percent, respectively. During the three months ended March 31, 1997, the Company incurred additional expenses associated with being a publicly held company, principally directors' and legal fees including those fees associated with the Acclaim Distribution, Inc. law suit (see Part II, Item 1- Legal Proceedings). During the three months ended March 31, 1996, the Company recorded an allowance for doubtful accounts receivable from its former distributor, Acclaim Distribution, Inc., in the amount of $252,668.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $89,304 for the three months ended March 31, 1997 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded in the three months ended March 31, 1996 as no vesting occurred during that quarter.

Nine Months Ended March 31, 1997 Compared to the Nine Months Ended March 31,
1996

Net Sales. Net sales increased by 74.2 percent from $1,928,649 for the nine months ended March 31, 1996 to $3,359,517 for the nine months ended March 31, 1997. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS), sales by the Company to its foreign distributors and other direct sales in North America. Sales to international distributors for the nine months ended March 31, 1997 were approximately $629,675, as compared to minimal international sales during the same period in 1996. Sales to SSIDS for the nine month period ended March 31, 1997, were approximately $2,099,253. No sales during the comparable period in 1996 were to SSIDS. During the nine months ended December 31, 1996, the Company recorded sales to its former distributor, Acclaim Distribution, Inc., in the amount of $1,617,839.

During the nine months ended March 31, 1997, net sales of one of the Company's products was $645,457. The license on this product expired on March 31, 1997 with the sell-off period ending on June 30, 1997. During the nine months ended March 31, 1997, net sales of one of the Company's products was $414,757.

Cost of Sales. Cost of sales increased by 27.7 percent from $1,115,105 for the nine months ended March 31, 1996 to $1,423,880 for the nine months ended March 31, 1997. However, cost of sales as a percentage of net sales decreased from
57.8 percent to 42.4 percent during these respective periods. The increase in total cost of sales is due to the above noted 74.2 percent increase in net sales. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced items and the sale of certain end-of-life inventory which had been previously written-off as slow-moving. During the nine months ended March 31, 1996, the Company recorded reserves related to guaranteed royalties and slow-moving inventories which also resulted in the higher percentage of cost of sales during the nine months ended March 31, 1996.

Marketing and Sales. Marketing and sales expenses increase by 3.5 percent from $922,215 for the nine months ended March 31, 1996 to $954,875 for the nine months ended March 31, 1997, and decreased as a percentage of net sales from
47.8 percent to 28.4 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the nine months ended March 31, 1996 and increased salaries due to additional sales personnel. The decrease as a percentage of sales is due to the above noted 74.2 percent increase in net sales, particularly international sales for which a smaller percentage of marketing effort is required by the Company as many of those functions are primarily performed by the individual distributors.

Research and Development. Research and development costs increased 66.3 percent from $489,053 for the nine months ended March 31, 1996 to $813,339 for the nine months ended March 31, 1997, and decreased as a percentage of net sales from
25.4 percent to 24.2 percent, respectively. The increase in costs is primarily associated with (i) the Company hiring programmers to bring all product development in-house, (ii) increased personnel and hardware/software costs associated with the development of the Company's video games and other new products, (iii) increased personnel as the Company increases the quantity of products under development and (iv) the enhancement of its current product lines. The Company anticipates that research and development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products under development and to perform additional development activities internally.

General and Administrative. General and administrative expenses decreased by
17.7 percent from $1,816,610 during the nine months ended March 31, 1996 to $1,495,546 for the nine months ended March 31, 1997, and decreased as a percentage of net sales from 94.2 percent to 44.5 percent, respectively. Included in general and administrative expenses for the nine months ended March 31, 1997 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. During the nine months ended March 31, 1997, the Company incurred additional expenses associated with being a publicly held company, principally directors' and legal fees; legal fees associated with the Acclaim Distribution, Inc. law suit (see Part II, Item 1 Legal Proceedings); and printing, mailing and legal fees associated with the Company's annual report and stockholder meeting. During the nine month period ended March 31, 1996, the Company recorded an allowance for doubtful accounts receivable from its former distributor, Acclaim Distribution, Inc., in the amount of $662,478.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $267,911 for the nine months ended March 31, 1997 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded for the nine months period ended March 31, 1996 as no vesting occurred during this period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had working capital of $1,985,695 compared to ($5,373,974) at June 30, 1996, an increase of $7,359,669. During the nine months ended March 31, 1997, cash and cash equivalents increased $777,859 directly as a result of the Company's initial public offering on July 1, 1996. Accounts receivable increased $345,593 due to increased sales of products to the Company's North American distributor, it's international distributors and other direct sales, partially off-set by the collection of $912,134 from Acclaim Distribution, Inc.

During the nine months ended March 31, 1997, current liabilities decreased by $5,649,241, from $7,996,964 at June 30, 1996 to $2,347,723 at March 31, 1997.
This decrease is primarily attributable to the repayment of notes payable, notes payable to related party and a short-term advance, as well as accrued interest thereon, aggregating $6,255,195 at June 30, 1996.

The Company has experienced a significant increase in growth during the last nine month period, as compared to the same period of time in the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company may require additional financing to fund its growth.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is, and in the future the Company and/or its officers and directors may be involved in suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Distribution, Inc. seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive distribution agreement with the Company and other related matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on December 9, 1996, the following proposals were voted upon:

Proposal 1 - Election of Directors
      Nominees for Director              Votes Cast For           Votes Withheld
      ---------------------              --------------           --------------
      Vincent J. Bitetti                 4,026,124                23,750
      Ulrich E. Gottschling              4,026,124                23,750
      Ronald W. Hart                     4,026,124                23,750
      Mark A. James                      4,026,124                23,750
      Ernest T. Klinger                  4,026,124                23,750

Proposal 2 - 1995 Stock Option Plan
      Votes Cast For                     Votes Withheld           Votes Against
      ------------------                 --------------           -------------
      1,748,822                          88,786                   40,490

ITEM 5. OTHER INFORMATION
      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

10.1 Indemnification Agreement, dated as of February 3, 1997, between the Company and Robert S. Burke filed as Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (File No. 333-24271) and incorporated herein by reference.

10.2 Office Lease, dated as of March 4, 1997, between Arden Realty Limited Partnership and the Company filed as Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (File No. 333-24271) and incorporated herein by reference.

10.3 Amended and Restated Employment Agreement of Ulrich Gottschling, dated as of February 1, 1997, filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-24271) and incorporated herein by reference.

27   Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K
      None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                        Date:  May 7, 1997
   ----------------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Ulrich E. Gottschling                     Date:  May 7, 1997
    ------------------------
Ulrich E. Gottschling
President/Chief Operating Officer/
Chief Financial Officer, Treasurer
and Corporate Secretary
(Chief Financial Officer)