Form 10KSB40
period 1997-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-10-10
CIK 907237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1997

                          Commission File No. 0-28604

                        SOUND SOURCE INTERACTIVE, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Delaware                                           95-4264046
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  26115 Mureau Road, Suite B
  Calabasas, California                                           91302
  (Address of principal executive offices)                      (Zip Code)

                                (818) 878-0505
                          (Issuer's telephone number
                             including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

 Title of each class:                                    Name of each exchange
                                                          on which registered:
Common Stock, par value $.001
Redeemable Warrants                                     NASDAQ SmallCap Market

     Check whether the Issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           [x]       [_]
                           Yes       No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [x]

     The Issuer's revenues for its most recent fiscal year were $4,596,806.

     As of August 31, 1997, the aggregate market value of the shares of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $3,571,217, and the number of outstanding shares of the Issuer's common stock, par value $.001, was 4,409,099.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Issuer's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30,1997 are incorporated by reference into Part III of this Form 10-KSB.

===============================================================================

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Sound Source Interactive, Inc. (the "Company"), which was incorporated on March 8, 1990, is engaged primarily in developing, publishing and marketing of interactive computer software. The Company "produces products in two categories; Children's Entertainment and Adult Entertainment. Children's Entertainment consists principally of children's edutainment products including Interactive MovieBooks(TM), Activity Centers and Learning Adventures for children" ages three to twelve. These products include animation, text, photos, sound clips and actual film footage of well-recognized family films and television series. Adult Entertainment consists of two categories: Entertainment Utilities and Games. Entertainment Utilities incorporate screen savers, sound clips, and other content, including mini-arcade games, into a desktop diversion. These products are based on licensed entertainment properties and are marketed as limited edition serialized collector editions. In July, 1996, the Company created a "Games" division and currently has under development two games and has purchased the rights to two other games that are at or near completion.

     The Company's objective is to be a leading publisher of high quality, competitively priced, consumer-oriented software. To achieve this objective, the Company intends to (i) focus primarily on developing products with educational and entertainment value which are based on popular movies, television series and comic book characters and are easy to use and install,
(ii) develop a broad line of products, upgrade successful products and develop product line extensions and complementary products, (iii) leverage studio relationships to develop cross-marketing promotional programs, (iv) promote tradename recognition, (v) leverage its licensed content to develop products intended for the game market, and (vi) pursue strategic alliances and acquisitions.

     Many of the Company's products are based on licensed content of major motion pictures and television shows under agreement with major entertainment studios including Viacom Consumer Products (as agent for Paramount Pictures Corp.), Twentieth Century Fox Licensing, New Line Cinema, Harvey Entertainment, Warner Bros. Consumer Products, MCA/Universal Merchandising, Inc., Carolco Pictures, Inc., DC Comics, MGM/UA Merchandising, Inc. and others. The Company's license agreements for existing products include Babe: A Little Pig Goes A Long Way(TM), The Little Rascals(TM), All Dogs Go to Heaven II(TM), The Land Before Time(TM), Babylon 5(TM), Hercules(TM) and Xena(TM), The Adventures of Batman and Robin(TM), Terminator 2(TM): Judgment Day(TM), Free Willy 2(TM), Star Trek(TM), Star Trek: Deep Space Nine(TM), Star Trek: Voyager(TM), DragonHeart(TM), I Love Lucy(TM) and other popular titles. The Company also holds licenses for new products based on Casper A Spirited Beginning(TM), Lost In Space(TM), An American Tail(TM), The Land Before Time(TM), The Abyss(TM), Free Willy 3(TM) and The Lost World Jarassic Park(TM). The Company is continuing the negotiation of additional licenses for its children's products, entertainment utilities and games. Management believes the Company is capable of continuing to obtain new licenses for major motion pictures and television shows and developing new, high quality software products using content from these entertainment properties.

     The Company believes that as of August 31, 1997, its products were in distribution to approximately 8,000 retail outlets. Retailers currently selling one or more of the Company's products include Toys R Us, Office Depot, Office Max, Staples, Future Shops, Egghead, Tower Records, CompUSA, Best Buy, BJ's, Computer City, Electronics Boutique, Babbages, Etc., Kmart, Barnes & Noble, Sam's Club, Spencer Gifts, Dapy Stores and others.

     On June 1, 1996 the Company entered into a Distribution Services Agreement with Simon & Schuster Interactive Distribution Services ("SSIDS") which expires on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom Inc. Pursuant to this distribution agreement, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products (subject to certain exceptions) throughout the United States and Canada. The Company's relationship with SSIDS is exclusive except as regards the rights to distribute the Company's products in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive. During the year ended June 30, 1997, net sales to and through SSIDS approximated $2,982,285, or 64.9% of the Company's total net revenues.

     The Company is located at 26115 Mureau Road, Suite B, Calabasas, California, 91302. Its telephone number is (818) 878-0505. Its facsimile number is (818) 878-0007.

INDUSTRY BACKGROUND

     In recent years, the installed base of Multimedia PCs in households has grown as prices have declined and as improvements in computing power and capability have been achieved. There are a number of factors driving the increased demand and use of Multimedia PCs in U.S. and foreign households beyond the general impact of falling prices and increased performance. Enabling technologies and standards, such as graphical user interfaces and the Microsoft(R) Windows(R) operating system, and the release of the Windows '95(R) operating system, have made Multimedia PCs easier to use for a broad range of applications, resulting in the transformation of Multimedia PCs into general-purpose tools. In addition, today's Multimedia PCs feature high-speed microprocessors, large amounts of memory, high-resolution monitors and enhanced sound, speaker and graphics capabilities. These advanced capabilities, along with the introduction of CD-ROM multimedia technology, have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full-motion video. The Company believes CD-ROM multimedia technology will continue to impact the growth of the consumer software market as software developers take advantage of the multimedia capabilities of this more advanced hardware technology. See Part I, Item 1, "Description of Business Risk Factors Forward-Looking Statements."

     In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. The Company believes that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music compact discs ("CDs") and motion picture videos. With the increasing consumerization of the software market, the Company believes that the prices for consumer software products may fall. If this occurs, the distribution channels for consumer software could continue to expand to include book and music stores, video outlets and supermarkets.

     As the demand for consumer software products increased in the early and mid 1990's, many companies entered into the business believing that their respective products were better and, would be more widely accepted and purchased by consumers, and that the demand for consumer products would continue to increase at dramatic rates. As many of these software development companies began introducing products, demand for retail shelf space became increasingly more difficult to obtain and more expensive. Given these various factors, and a shift in consumer purchasing toward licensed content for children's products, many software development companies encountered severe financial difficulties. As a result of this, numerous software development companies either significantly reduced their development and sales activities, were acquired by other larger software development companies such as Good Times Interactive or CUC International, or have ceased doing business. As of the summer of 1997, there is still a glut of new products being introduced to the retailers by software development companies and even though demand continues to be increasing, shelf space is still very difficult to obtain, consolidation continues as companies attempt to obtain a competitive advantage, and the shift toward licensed products for children appears to be continuing.

     As consumer software moves into the mass-market channel, the Company believes it will become increasingly important for consumer software companies to have direct relationships with retailers to effectively market their products to consumers. The Company believes that in order to be successful, consumer software companies must have a consumer-driven focus, a broad offering of category-leading products, close relationships with retailers, a recognized brand name and a cost-efficient business model.

     In an effort to incrementally increase the Company's revenues, as well as create new revenue sources, the Company is active in searching for new ways to market the Company's products. Included in these non-traditional methods is the placement of coupons in videos, coupons in complimentary products, "unlockable" discs, and enhanced upsell programs.

PRODUCTS

     CHILDREN'S ENTERTAINMENT

     The Company has created Interactive StoryBooks that it markets as MovieBooks(TM) for children as they contain full motion video based on the licensed property. Interactive MovieBooks(TM) are marketed as reading aids for young children, generally for ages three through six. The Company has released ten of its Interactive MovieBooks(TM) on CD-ROM. This product category provides options for automatic reading by the computer, user reading, a dictionary invoked by "clicking" on a dictionary book icon, actual full motion video taken from the motion picture that coincides with the text pages, high-quality sound, art and animation as well as a quiz consisting of multiple choice questions on a topic related to the story, reinforcement through a "jigsaw" puzzle which can be printed, and a "bookmark" so the adventure can be stopped, put away and restarted at the same point at a later date. The latest versions of these products have been enhanced to contain educationally oriented games in addition to the above noted features. Currently, the products are sold at a suggested retail price of up to $30 each, a price point intended to generate impulse purchases among consumers at the retail level.

     The following is a listing of the Company's Interactive MovieBook(TM) products, which currently exist, or are planned for release, all of which are on CD-ROM:

            TITLE                    LICENSOR           RELEASE DATE        CURRENT PLATFORM
----------------------------   ------------------   ------------------   ---------------------
The Secret Garden(TM)           Warner Bros.         August 1994          Windows(R) and
                                                                          Windows '95(R)

Black Beauty(TM)                Warner Bros.         November 1994        Windows(R) and
                                                                          Windows '95(R)

The Little Rascals(TM)          Universal Pictures   June 1995            Windows(R) and
                                                                          Windows '95(R)

Free Willy 2(TM)                Warner Bros.         July 1995            Windows(R) and
                                                                          Windows '95(R)

Babe(TM)                        Universal Pictures   November 1995        Windows(R) and
                                                                          Windows '95(R)

ExoSquad(TM)                    Universal Pictures   November 1995        Windows(R) and
                                                                          Windows '95(R)

The Adventures of               DC Comics            November 1995        Windows(R) and
Batman and Robin(TM)                                                      Windows '95(R)

The Land Before Time(TM)        Universal            August 1996          Windows(R) and
                                Pictures                                  Windows '95(R)

All Dogs Go To Heaven II(TM)    MGM                  October 1996         Windows(R) and
                                                                          Windows '95(R)

An American Tail(TM)            Universal Pictures   October 1998         Windows(R) and
                                                                          Windows '95(R)

Lost In Space(TM)               New Line Cinema      March 1998           Windows(R) and
                                                                          Windows '95(R)

     The Company has developed a second line of children's entertainment products, which it refers to as activity centers and/or learning adventures. This product line contains activities that teach young children logic, language skills, arithmetic and reading comprehension, along with developmental challenges such as multiple choice questions, rhyme and meter basics while entertaining and captivating the players. The activity centers are designed for children ages three through eight, whereas the learning adventures are more educationally based and are designed for children ages six through twelve.

     The following is a listing of the Company's products of this type, which currently exist or are planned for release, all of which are on CD-ROM:

            TITLE                    LICENSOR           RELEASE DATE        CURRENT PLATFORM
----------------------------   ------------------   ------------------   ---------------------
Dragonheart Creativity         Universal Pictures   June 1996            Macintosh(R),
Center(TM)                                                               Windows(R) and
                                                                         Windows '95(R)

The Land Before Time           Universal Pictures   March 1997           Macintosh(R),
Activity Center(TM)                                                      Windows(R) and
                                                                         Windows '95(R)

Hercules and Xena Learning     Universal Pictures   May 1997             Macintosh(R),
Adventure(TM)                                                            Windows(R) and
                                                                         Windows '95(R)

Casper(TM) A Spirited          Harvey               September 1997       Macintosh(R),
Beginning Activity Center      Entertainment                             Windows(R) and
                                                                         Windows '95(R)

The Land Before Time Math      Universal Pictures   December 1997        Macintosh(R),
Adventure(TM)                                                            Windows(R) and
                                                                         Windows '95(R)

Free Willy 3 Activity          Warner Bros.         November 1997        Macintosh(R),
Center(TM)                                                               Windows(R) and
                                                                         Windows '95(R)

Lost In Space Learning         New Line Cinema      October 1998         Macintosh(R),
Adventure(TM)                                                            Windows(R) and
                                                                         Windows '95(R)

The Land Before Time           Universal Pictures   June 1998            Macintosh(R),
Kindergarten Adventure(TM)                                               Windows(R) and
                                                                         Windows '95(R)


  ADULT ENTERTAINMENT

     The Company's entertainment computer software utilities, which it refers to as Limited Edition Entertainment Utilities(TM), incorporate screen savers, sound clips and other content, including mini arcade games, into a desktop diversion. The entertainment utilities are based on licensed entertainment properties and are marketed as limited edition, serialized collector editions. The Company currently plans to release two to four limited edition entertainment utilities for the next several years, depending on availability of quality licenses. The Company currently sells or plans to sell the following limited edition entertainment utilities:

            TITLE                    LICENSOR           RELEASE DATE        CURRENT PLATFORM
----------------------------   ------------------   ------------------   ---------------------
Babylon 5(TM)                   Warner Bros.         November 1995        Windows(R) and
                                                                          Windows '95(R)

Terminator 2;                   Carolco Pictures     July 1996            Windows(R) and
 Judgment Day(TM)                                                         Windows '95(R)

            TITLE                    LICENSOR           RELEASE DATE        CURRENT PLATFORM
----------------------------   ------------------   ------------------   ---------------------
Star Trek:  Deep Space         Paramount/           August 1996          Windows(R) and
 Nine(TM)                       Viacom                                   Windows '95(R)

Star Trek:  Voyager(TM)        Paramount/           November 1996        Windows(R) and
                                Viacom                                   Windows '95(R)

I Love Lucy(TM)                CBS                  November 1996        Windows(R) and
                                                                         Windows '95(R)

Babylon 5 Volume II -          Warner Bros.         May 1997             Windows(R) and
 Shadow Wars(TM)                                                         Windows '95(R)

The Lost World                 Universal Pictures   October 1997         Windows(R) and
 Jurassic Park(TM)                                                       Windows '95(R)

Lost In Space(TM)              New Line Cinema      March 1998           Windows(R) and
                                                                         Windows '95(R)

Star Trek: Voyager Vol II(TM)  Paramount/           July 1998            Windows(R) and
                                Viacom                                   Windows '95(R)

     During July, 1996, the Company created a Game division and began development of a PC game sequel to the 1989 theatrical release The Abyss(TM), under a license from Twentieth Century Fox Licensing and Merchandising. In order to develop the game, the Company acquired a three-dimensional ray casting "game engine" and purchased four Windows NT(R) workstations equipped with SoftImage(R) three-dimensional rendering software. Additionally, the Company began internal development of an additional game, acquired the rights to one completed game developed by Intracorp Entertainment and acquired the rights to a game then under development by Rhode Island Soft Systems. The Company plans to sell the following games:

            TITLE                    LICENSOR           RELEASE DATE        CURRENT PLATFORM
----------------------------   ------------------   ------------------   ---------------------
Final Conflict(TM)             Rhode Island         October 1997         Windows(R) and
                               Soft Systems                              Windows '95(R)

Harpoon II Collection(TM)      Intracorp            January 1998         Windows(R) and
                               Entertainment                             Windows '95(R)

Star Trek: The Game            Paramount/           October 1997         Macintosh(R),
 Show(TM)                      Viacom                                    Windows(R) and
                                                                         Windows '95(R)

The Abyss:  Incident at        Twentieth Century    March 1998           Windows '95(R)
 Europa(TM)                    Fox Licensing

PRODUCT DISTRIBUTION

     NORTH AMERICAN RETAIL

     On June 1, 1996 the Company entered into a Distribution Services Agreement with Simon & Schuster Interactive Distribution Services ("SSIDS", as previously defined) which expires on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom Inc. Pursuant to this distribution agreement, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada. The Company's relationship with SSIDS is exclusive except with regard to the rights to distribute the Company's products in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive. SSIDS will make a monthly payment to the Company in an amount equal to its "gross revenues" during such month from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. "Gross revenues" are defined as amounts actually billed by SSIDS to its customers for Company products sold by it. The payments by SSIDS are due not later than 75 days after each calendar month end. Under the SSIDS distribution agreement, SSIDS will be responsible for collection of accounts, whereas the Company is responsible for product returns. The Company maintains a reserve for product returns based upon its prior experience and current market conditions against which credits for actual returns are applied. Such reserve is netted against revenues as reported by SSIDS. See Part I, Item 1, "Description of Business--Risk Factors--Product Distribution" and , "Description of Business--Risk Factors--Product Returns."

     INTERNATIONAL RETAIL

     The Company utilizes several international distributors to actively promote and sell the Company's non-localized products throughout most of the English speaking countries and non-English speaking countries, including France, Germany, Spain and Brazil. Additionally, the Company has entered into a republishing agreement with IONA Software, Ltd. of Dublin, Ireland to translate certain of the Company's products into as many as fourteen different languages for sale in up to 35 countries. Under the terms of this agreement, the Company is paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs or replication, marketing, warehousing and fulfillment, are borne by IONA. The success of this localization will be dependent upon the international appeal of certain of the Company's products, the ability of IONA to successfully localize the products and the ability of the Company to continue to obtain licenses with worldwide appeal.

SALES AND MARKETING

     By offering a wide variety of products, the Company can provide retailers with an assortment of titles in categories of interest to consumers. The Company also supports its retailers by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. The Company is currently developing a variety of cross-marketing promotional programs with its movie studio licensors and other licensees of movie titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in the Company's software products, and promotional contests with various motion picture studios. The Company believes that a significant amount of revenues during the upcoming fiscal year could be generated through the Company's involvement in cross-promotional efforts with other studio licensees and direct mail programs.

     Drawing upon established consumer marketing techniques, the Company's marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product's retail exposure. The Company believes that its consumer-driven marketing, the high perceived value and competitive price points of its products, and easily identifiable packaging which emphasizes high-impact design and concise, nontechnical product information, lead to higher visibility and impulse purchases of its products in retail stores.

     The Company provides technical support by telephone. The Company has installed a telephone system and a call-handling center to facilitate its response to customer inquiries. Customer feedback is shared among other support representatives and made available to product managers for development of product enhancements and upgrades.

     Under the SSIDS distribution agreement, the SSIDS sales force, with direction and assistance from the Company, services the Company's direct retail accounts. The Company works closely with SSIDS to assure that wholesale and retail accounts are adequately serviced, that inventory levels are adequate and that merchandising programs are properly executed. See "Product Distribution."

DEVELOPMENT

     The Company seeks to develop a broad line of products in sustainable market categories in which a significant market share can be obtained. The Company depends on a flow of creative ideas to develop high-quality, value-priced products. The Company believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

     The Company's product managers oversee the development of various products from conception through completion, and control the content, design, scope and development schedule. New product ideas are evaluated with each studio partner based upon upcoming theatrical releases, detailed market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company seeks to design new products, which incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product's features and a user interface that is consistent with other Company products. Whenever possible, the software is designed to incorporate technology used in existing Company products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to meet a manufacturing specification that will meet the Company's margin requirements at consumer price points.

     The product managers then execute the development project with a team that includes programmers, sound engineers, artists, animators, designers, writers and testers. The Company's internal development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming when such utilization can result in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development risks. Development costs associated with externally licensed technology are generally partially paid by royalties based on net sales, which lowers the Company's investment risk. The Company's agreements with its external developers typically grant the Company an exclusive worldwide license to use the developers' software. The agreements typically have three-year terms, with renewal provisions upon mutual agreement of the parties. The Company has recently decided to continue to develop some of its products in-house.

     Products under development are extensively tested by the quality assurance department, and must be approved by the licensor before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular Multimedia PC configurations that are available to consumers. Product managers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce upgrades that keep abreast of consumer tastes and trends.

     In order to supplement the Company's internal development activities, the Company has begun to acquire products developed by unrelated third parties. Through August 31, 1997, the Company has acquired three games from two outside companies. The Company anticipates that as opportunities to acquire products become available, the Company will evaluate its current and future product mix to determine if the acquisition of an additional title will provide a benefit to the Company. Under the terms of the current agreements, the Company generally provides either funds to complete development of the product or an advance against future royalties. In either case, such advances are recouped by the Company against royalties owed to the developer upon sales of the completed products.

  The Company currently is the licensee under technology licenses with Apple Computer, Inc., Qsound Labs, Inc., Rock Ridge Enterprises, EchoMedia, Inc. and Rhode Island Soft Systems, Inc. The Company utilizes technology provided by these licensors to develop and operate several of its products. With the exception of the Apple Computer license, there are alternative products for each of the technologies now licensed by the Company. Therefore, the Company believes that it could readily obtain licenses to comparable products from other sources at comparable costs.

OPERATIONS

     The Company controls all purchasing, inventory, scheduling, order processing and accounting functions related to its operations, with all production and warehousing performed by independent contractors in accordance with the Company's specifications. The Company intends to continue to invest in additional management information systems and other capital equipment, which it believes to be necessary to achieve operational efficiencies and support increasing sales volumes.

     The Company prepares master software disks, user manuals and packaging designs. Disk and CD-ROM duplication, printing of documentation and packaging, as well as the assembly of purchased components and the shipment of finished products, are performed by third parties in accordance with the Company's specifications. The Company has multiple sources for all components, with assembly and shipping currently performed by several independent fulfillment houses. To date, the Company has not experienced any material difficulties or delays in the production and assembly of its products.

COMPETITION

     The market for the Company's consumer software products is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Existing consumer software companies may broaden their product lines to compete with the Company's licensed products, and potential new competitors, including computer hardware and software manufacturers, diversified media companies and toy companies, may enter or increase their focus on the consumer software market, resulting in greater competition for the Company. See Part I, Item 1, "Description of Business--Risk Factors--Competition."

     Only a small percentage of products introduced in the consumer software market achieve any degree of or have sustained market acceptance. Principal competitive factors in marketing consumer software include product features, quality, reliability, trade name and licensed title recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, price and the availability and quality of support services. The Company believes that it continues to compete effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space and price.

     The Company considers Microsoft Corp., Broderbund, Inc., Knowledge Adventure, Disney, Davidson + Associates, Virgin Interactive and GT Interactive Software Corp. its chief competitors in the interactive entertainment CD-ROM market.

     The Company has entered into license agreements with Viacom Consumer Products (as agent for Paramount Pictures Corp.), Warner Bros. Consumer Products, New Line Cinema, Twentieth Century Fox, Harvey Entertainment, MCA/Universal Merchandising, Inc., Carolco Pictures, Inc., DC Comics, MGM/UA Merchandising, Inc. and others. Several of the major motion picture studios now have captive interactive software divisions. As these types of software become better known in the marketplace, these profit centers may begin to vie for their studio's product. Management believes that Disney, MGM/UA, Lucasfilm Ltd., Fox and Paramount/Viacom are currently the most active studios in publishing their own product to create software packages

PROPRIETARY RIGHTS AND LICENSES

     The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. All of the Company's recent products are CD-ROM based, and hence are difficult to copy. During the fiscal years ended June 30, 1997, 1996 and 1995, the Company was unaware of any of its products' unauthorized copying.

     The Company's products are based upon licensed content of major motion pictures and television shows under license and/or development agreements with major entertainment studios. All of such license and development agreements to which the Company currently is a party are for fixed terms, which will expire over the next five years. The Company anticipates that the licensor under each agreement will extend its terms, although no licensor is required to extend any license. Provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees, the Licensor can not prematurely cancel a license.

EMPLOYEES

     As of August 31, 1997, the Company had 32 full-time employees, including six employees in sales and marketing, 19 employees in development and customer support, five employees in administration and finance and two employees in licensing. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. From time to time the Company will engage consultants and independent contractors of which there were two as of August 31, 1997.

RISK FACTORS

     EMPLOYMENT OF VINCENT J. BITETTI - Vincent J. Bitetti, Chairman of the Board and Chief Executive Officer of the Company is employed under an employment agreement which expires on September 15, 1998. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. In particular, the loss of the services of Vincent Bitetti could have a material adverse effect on the Company. In addition to his duties as Chairman of the Board and Chief Executive Officer, Mr. Bitetti is the executive producer for all Company products, he conceptualizes, reviews and "green lights" all title development, and has led the negotiations for all studio license and promotional/partnership agreements.

     PRODUCT DISTRIBUTION - On June 1, 1996 the Company entered into a Distribution Services Agreement with Simon & Schuster Interactive Distribution Services ("SSIDS" as previously defined) which expires on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom Inc. Pursuant to this distribution agreement, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products (subject to certain exceptions) throughout the United States and Canada. The Company's relationship with SSIDS is exclusive except with regard to the rights to distribute the Company's products in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive. The Distribution Services Agreement is for a term of two years. The Company is substantially dependent upon SSIDS for the distribution of its products throughout the United States and Canada during the term of the agreement. SSIDS, however, is not obligated to sell any specified minimum quantity of the Company's products. There can be no assurance as to the volume of product sales that may be achieved by SSIDS. Because the Company's rights to market it products through channels other than SSIDS are limited, the Company's ability to realize the cash flow necessary to fund its ongoing operations and to achieve profitability will be largely dependent upon the success of SSIDS in marketing its products. Additionally, as the agreement expires on May 31, 1998, and SSIDS is not obligated to renew the agreement, there is no assurance that subsequent to May 31, 1998, the Company will have a distributor in place to distribute the Company's products to the North American retail channel.

     PRODUCT RETURNS - Under the SSIDS distribution services agreement, SSIDS is responsible for collection of accounts and the Company is responsible for product returns. The Company maintains a reserve for product returns based upon its prior experience and current market conditions, which approximates 15 percent of gross revenues, against which credits for actual returns are applied. Such reserve is netted against revenues as reported by SSIDS. Although the Company believes that these reserves are adequate, there can be no assurance that its actual losses due to returns will not exceed the reserved amount.

     COMPETITION - The market for the Company's consumer software products is intensely and increasingly competitive. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors may enter or increase their focus on the consumer software market, resulting in even greater competition for the Company. Many of the companies with which the Company currently competes, including Microsoft Corp., Broderbund, Inc., Knowledge Adventure, Disney, Davidson + Associates, Virgin Interactive, and GT Interactive Software Corp., have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. To the extent that competitors achieve performance, price or other selling advantages, the Company could be materially adversely affected. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fall, which may materially adversely affect the Company's business, operating results and financial condition.

     CONTROL OF THE COMPANY BY OFFICERS AND DIRECTORS AND ASSI, INC. - As of August 31, 1997, the Company had 4,409,099 outstanding shares of Common Stock. Vincent Bitetti, who is the Company's largest shareholder, owned of record 1,234,684 shares (28.0 percent) of the outstanding Common Stock; and ASSI, Inc. owned of record 40,000 shares of Common Stock and presently exercisable ASSI Warrants to purchase an additional 4,816,657 shares of Common Stock. Therefore, ASSI, Inc. beneficially owned 4,856,657 shares of Common Stock, representing approximately 52.6 percent of the outstanding Common Stock assuming exercise in full of the ASSI Warrants but no other outstanding warrants and options (31.3 percent assuming exercise in full of all the other outstanding Redeemable Warrants (as hereinafter defined), but no other outstanding warrants and options). Louis Habash of Las Vegas, Nevada, is the ultimate beneficial owner of all of the Common Stock and ASSI Warrants owned by ASSI, Inc.

     POSSIBLE NEED FOR ADDITIONAL FINANCING - The Company heretofore has been substantially dependent on the net proceeds of its securities offerings, including its initial public offering, to fund its working capital requirements. As of June 30, 1997, the Company has working capital of $851,290 and cash and cash equivalents of $590,459. The Company has experienced a significant increase in growth during the year ended June 30, 1997, as compared to the prior fiscal year. The Company incurred a loss from operations of $2,668,520 for the year ended June 30, 1997. In order to fund its increased growth, the Company may require additional financing to fund its growth and to meet all of its obligations in a timely manner. Effective September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement. The credit is secured by all the assets of the Company and matures one year from the date of the agreement. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity."

     QUALIFICATION REQUIREMENTS FOR NASDAQ SECURITIES; RISK OF LOW PRICED SECURITIES - Effective August 22, 1997 new rules governing the listing of securities in the Nasdaq SmallCap Market, where the Company's Redeemable Warrants and Common Stock are both listed, became effective. Under these rules, for the Company's securities to continue to be listed, (I) the Company must have either (A) net tangible assets (defined as total assets, excluding goodwill, minus total liabilities) of at least

$2,000,000, (B) a market capitalization of at least $35,000,000 or (C) net income in its latest fiscal year or in two of its last three fiscal years of at least $500,000, (ii) a public float (defined as shares not held directly or indirectly by any officer, director or ten percent or greater stockholder of the Company) of at least 500,000 shares having a market value of at least $1,000,000, (iii) a minimum bid price of at least $1, (iv) at least two market makers, and (v) at least 300 stockholders that each own 100 or more shares. If the bid price for the Common Stock falls below $1 for 30 days, it has 90 days to come back into compliance (by closing at or above $1 for ten consecutive days) before being subject to delisting.

     The Company does not know at this time if it will maintain its listing on Nasdaq SmallCap Market; however, in the event the Company experiences losses from operations or material adverse trading conditions, the Common Stock and Redeemable Warrants could be subject to delisting from Nasdaq. It is anticipated that if the Common Stock and Redeemable Warrants are delisted from the Nasdaq SmallCap Market, trading, if any, therein would be conducted in the over-the-counter market on the NASD OTC Electronic Bulletin Board established for securities that do not meet the listing requirements or the Company's securities would be quoted in what are commonly referred to as the "pink sheets". In such event, an investor may find it more difficult to dispose of, or to obtain accurate price quotations and volume information concerning, the Common Stock and Redeemable Warrants.

     FORWARD-LOOKING STATEMENTS - A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's business also may be subject to the effects of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic markets served, changes in technological developments related to the personal computer software industry, delays in product ship schedules, changes in consumer preferences regarding entertainment and edutainment software, potential limitations regarding the acquisition of quality and quantity licenses, and other risks and uncertainties described from time to time in Company reports filed with the Commission.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company as of August 31, 1997, are as follows:


Name                       Age                  Position
-------------------------  ---   ---------------------------------------

Vincent J. Bitetti          42   Chairman of the Board, Chief  Executive
                                 Officer and Director

Ulrich E. Gottschling       39   President, Chief Operating Officer
                                 Chief Financial Officer, Treasurer,
                                 Secretary and Director

     Vincent J. Bitetti founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1988 and served as the President of the Subsidiary from its formation. Since the Company acquired the Subsidiary in 1994, Mr. Bitetti has served as the Chairman of the Board and Chief Executive Officer and as a director of the Company and the Subsidiary. Prior to founding the Subsidiary, from 1986 to 1988 Mr. Bitetti was President of Fantastic Planet Consultants, a sound and musical instrument design consulting company. Mr. Bitetti is a published music composer and lyricist. From 1986 to 1993, Mr. Bitetti was a consultant to manufacturers of keyboard synthesizers in the music industry. Mr. Bitetti developed the concepts for the Company's Interactive MovieBooks(TM), limited edition entertainment utilities and creativity center products. See Part I, Item 1, "Description of Business - Risk Factors - Employment of Vincent J. Bitetti."

     Ulrich E. Gottschling was appointed as Chief Financial Officer, Treasurer and director of the Company on October 9, 1995, as Secretary of the Company on November 17, 1995, and as President and Chief Operating Officer of the Company on February 1, 1997. Prior to joining the Company, Mr. Gottschling was employed from June 1991 through September 1995 as a certified public accountant with Corbin & Wertz, who previously was the Company's independent auditors. From 1987 through May 1991, he was employed as a certified public accountant by Deloitte & Touche LLP. From 1980 through 1986, Mr. Gottschling held various management positions with Westin Hotels and Marriott Corporation.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 8,613 square feet of office and warehousing space in Calabasas, Los Angeles County, California under a lease, which expires on May 31, 2002. The Company currently expects that these facilities will be sufficient for its needs at least through the term of the lease. The Company may lease additional space as its needs require, which it believes will be available on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its officers and directors are, and in the future the Company and/or its officers and directors may be, involved in suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

     On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive worldwide distribution agreement with the Company and other related matters. This action is scheduled for trial commencing February, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Redeemable Warrants have been traded on the NASDAQ SmallCap Market under the symbols "SSII" and "SSIIW," respectively, since July 2, 1996, and were not traded on any market or exchange prior to that date. Therefore, no information is available as to the range of sales prices for these securities for any period prior to July 2, 1996. The following table sets forth the range of the bid prices for the Common Stock and Redeemable Warrants during the periods indicated, and represents interdealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not represent actual transactions.


                        Nasdaq
                        Symbol                     High     Low
Common Stock             SSII

1996
     Third Calendar Quarter                        $6.25   $4.00
     Fourth Calendar Quarter                       $5.75   $4.00
1997
     First Calendar Quarter                        $4.31   $1.38
     Second Calendar Quarter                       $1.62   $0.44
     Third Calendar Quarter (through 9/15/97)      $1.31   $0.75

Redeemable Warrants     SSIIW

1996
     Third Calendar Quarter                        $2.38   $1.00
     Fourth Calendar Quarter                       $1.88   $1.00
1997
     First Calendar Quarter                        $1.00   $0.31
     Second Calendar Quarter                       $0.56   $0.13
     Third Calendar Quarter (through 9/15/97)      $0.25   $0.13

     As of August 31, 1997, there were approximately 149 holders of record of the Common Stock and 36 holders of record of the Redeemable Warrants. Most such securities are held in street name by nominees who hold stock certificates for an unknown number of beneficial owners.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following is a discussion of the consolidated financial condition and result of operations of the Company for the fiscal years ended June 30, 1997, 1996 and 1995, and certain factors that are expected to affect the Company's prospective financial condition. See Part I, Item 1, "Description of Business - Risk Factors - Forward-Looking Statements."

     The Company derives substantially all of its revenues from sales of its retail consumer software. The Company designs, develops, markets and supports a broad line of consumer software products. The Company focuses primarily on nonviolent, family-oriented products with educational and entertainment value, which are easy to use and install, using popular movies, television series and comic book characters.

     In June 1995, the Company entered into a Sales and Distribution Agreement with Acclaim Distribution, Inc., a subsidiary of Acclaim Entertainment, Inc. (collectively, "Acclaim") a distributor of entertainment software and related products. During the fiscal year ended June 30, 1996, of the Company's net sales of $2,264,633 a total of $1,889,750 were generated by Acclaim. Under the terms of this agreement, Acclaim was the exclusive distributor of the Company's products on a worldwide basis, subject to certain limited exceptions. The Company was not satisfied with the distribution of its products through Acclaim, and determined to terminate the Acclaim distribution agreement in March 1996. The Company and Acclaim terminated the distribution agreement as of April 1, 1996. The Company had no sales to or through Acclaim during its fiscal years ended June 30, 1997 and June 30, 1995. To date, the Company has received a net payment of $912,134 from Acclaim pursuant to the distribution agreement. The Company, however, believes that further amounts are due from Acclaim. On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive worldwide distribution agreement with the Company and other related matters. See Part I, Item 3, "Legal Proceedings."

     Effective June 1, 1996 the Company entered into a Distribution Services Agreement with SSIDS that expires on May 31, 1998. Pursuant to this new distribution agreement, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products (subject to certain exceptions) throughout the United States and Canada. The Company's relationship with SSIDS is exclusive except with regard to the rights to distribute the Company's product in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive. The Company had no net sales to or through SSIDS during the years ended June 30, 1996 and 1995. During the year ended June 30, 1997, the Company had net sales to or through SSIDS in the amount of $2,982,285, which accounted for approximately 64.9% of the Company's total net sales.

     Net sales consist of gross sales net of allowances for returns, credit losses and other adjustments. The Company adjusts its allowance for returns as it deems appropriate. The Company could be forced to accept substantial product returns or other concessions to maintain its relationships with retailers and distributors and its access to distributor channels. The Company is also exposed to the risk of returns of defective, shelf-worn and damaged products from retailers and distributors.

     Costs of sales consist primarily of product cost, freight charges, royalties to outside programmers and content providers, and an inventory provision for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print boxes and manuals, media costs and fulfillment.

     From the Company's inception through October 24, 1995, the Company sold synthesizer sound libraries. In July 1995, the Company's Board of Directors approved a formal plan to license the proprietary assets related to such revenues in exchange for royalties. The Results of Operations discussion and analysis, which follows, includes only the continuing operations of the Company, which is primarily comprised of software sales. The Company sustained losses from these discontinued synthesizer operations of $143,106 in fiscal 1995, including an estimated loss of $32,000 during the phase-out period. No additional losses from the discontinued operations were recorded during fiscal 1997 and 1996.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

     Net Sales. Net sales from continuing operations increased by 103.0 percent from $2,264,633 for the fiscal year ended June 30, 1996 (fiscal 1996) to $4,596,806 for the fiscal year ended June 30, 1997 (fiscal 1997). Total sales of the Company's software products increased by 109.3 percent from $2,161,351 in fiscal 1996 to $4,524,447 in fiscal 1997. Other revenues, principally comprised of royalties and development fees decreased by 29.9 percent from $103,282 during fiscal 1996 to $72,359 during fiscal 1997, as a result of the Company not entering into any new original equipment manufacturing (OEM) agreements during fiscal 1997. The 109.3 percent increase in product sales is principally due to the success of two of the Company's products: the Star Wars Limited Edition Entertainment Utility (the license for which expired on June 30, 1997) and The Land Before Time Animated MovieBook(TM). The Company has also increased the number of storefronts carrying the Company's products. New retailers carrying the Company's products for the first time during fiscal 1997 included Toys R Us, Dapy Stores, Spencer Gifts, Sam's Club and Office Depot. The Company anticipates continuing in fiscal 1998 increasing the number of retailers carrying the Company's products and will also attempt to increase the number and variety of products that each store offers for sale. Additionally, the Company anticipates that during fiscal 1998, it will begin receiving revenues from sales of certain of its products that have been localized into foreign languages and will be sold on an international basis.

     During fiscal 1997, of the Company's net revenues of $4,596,806, a total of $2,982,285 was generated by SSIDS, $773,905 was generated by One Stop, Ltd., the Company's distributor in the United Kingdom, and $279,164 was generated by Electro Source. These three customers generated none of the Company's sales of $2,264,633 during fiscal 1996. During fiscal 1996, net sales of $1,889,750 were generated by Acclaim.

     Cost of Sales. Cost of sales increased by 68.4 percent from $1,382,999 for fiscal 1996 to $2,329,211 for fiscal 1997, representing 61.1 percent and 50.7 percent of net sales, respectively, and 64.0 percent and 51.5 percent of products sales, respectively. This increase in cost of sales is attributable to the above noted 103.0 percent increase in net sales, partially offset by decreased royalty costs and decreased replication, assembly and freight costs. Additionally, the Company has been able to increase the average sales price of its products which has lead to a lower cost of sales percentage.

     Marketing and Sales. Marketing and sales expenses increased by 37.4 percent from $1,054,602 for fiscal 1996 to $1,449,189 for fiscal 1997, and decreased as a percentage of net sales from 46.6 percent to 31.5 percent, respectively. The increase in expenses was primarily due to increased marketing activities to promote the Company's products and brand name among retail purchasers, and increased personnel costs.

     General and Administrative. General and administrative expenses decreased by 9.4 percent from $2,193,855 for fiscal 1996 to $1,988,213 for fiscal 1997, and decreased as a percentage of net sales from 96.9 percent to 43.3 percent, respectively. This decrease is primarily attributable to a reduction in bad debt expense. During fiscal 1996, the Company recorded a bad debt expense in the amount of $663,421 related to amounts due to the Company from Acclaim. This reduction in general and administrative expenses in fiscal 1997 is partially offset by costs incurred by the Company related to the Company's initial public offering, costs associated with being a publicly held company such as insurance, investor and stockholder relations, costs associated with the separation of the former president of the Company, and costs associated with the Company's lawsuit against Acclaim.

     Compensation In Connection With Common Stock and Common Stock Options Issued For Services Rendered. A total of $333,029 of the general and administrative expenses for fiscal 1997 relates to a noncash charge to earnings in connection with the vesting of stock options granted to employees, determined as the difference between the fair market value of the date of grant and the exercise price. No such charge was incurred during fiscal 1996.

     Development. Development expenses increased by 69.8 percent from $717,994 for fiscal 1996 to $1,219,456 for fiscal 1997, and decreased as a percentage of net sales from 31.7 percent to 26.5 percent, respectively. The increase in expenses during fiscal 1997 as compared to fiscal 1996, was primarily attributable to costs related to new product development activities, some of which will result in products that are not scheduled to be completed and shipped until fiscal 1998. The Company believes that development expenses will increase in dollar amount in the future as the Company continues to expand its development activities.

     Tax Provision. The current period income tax provision is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company has losses in fiscal 1997 and 1996, respectively.

     Other. Other income (expense) increased from $(1,388,559) for fiscal 1996 to $55,372 for fiscal 1997, and increased as a percentage of net sales from (61.3) percent to 1.2 percent, respectively. This decrease is due to expenses incurred during fiscal 1996 related to debt financing incurred by the

Company, which was repaid during July, 1997. These expenses were primarily comprised of amortization of deferred loan costs in the amount of $1,035,200 and interest expense in the amount of $374,175.


     FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     Net Revenues. Net revenues from continuing operations increased by 5.1 percent from $2,154,926 for the fiscal year ended June 30, 1995 (fiscal 1995) to $2,264,633 for the fiscal year ended June 30, 1996 (fiscal 1996). In fiscal 1996, the Company determined to concentrate its focus on development of its educational and entertainment utility interactive CD-ROM software and to reduce its development work for third parties. Consequently, total retail sales of the Company's software products increased by 72.2 percent from $1,255,230 in fiscal 1995 to $2,161,351 in fiscal 1996. However, the Company had no development revenues during fiscal 1996 as compared with $343,250 for fiscal 1995. Revenues from OEM sales declined from $479,675 for fiscal 1995 to $70,895 for fiscal 1996, reflecting a one-time agreement with Acer that produced significant revenues in calendar 1994 but not in calendar 1995. In addition, the Company's royalty fees declined from $76,771 for fiscal 1995 to $32,387 for fiscal 1996. The higher royalty revenues for the fiscal year ended June 30, 1995 resulted primarily from product introductions incorporating content sublicensed by the Company that were not repeated in the fiscal year ended June 30, 1996. This decline in royalty revenues also reflected the Company's current strategy of focusing on developing all product licenses itself rather than sublicensing them to third parties.

     During fiscal 1996, of the Company's net sales of $2,264,633 a total of $1,889,750 were generated by Acclaim. None of the Company's net sales of $2,154,926 during fiscal 1995 were generated by Acclaim. As described above, the Company terminated its exclusive distribution agreement with Acclaim as of April 30, 1996 and entered into a new distribution agreement with SSIDS as of June 1, 1996.

     Cost of Sales. Cost of Sales increased by 28.9 percent from $1,072,691 for fiscal 1995 to $1,382,999 for fiscal 1996, representing 49.8 percent and 61.1 percent of net sales, respectively, and 85.5 percent and 64.0 percent of product sales, respectively. This decrease is attributable to the above noted 72.2 percent increase in software product sales partially offset by decreased production costs resulting from the Company's switch from floppy disk to CD-ROM media for a majority of its products, decreased per unit costs due to larger quantity purchases, decreased royalty costs, and diminishing inventory writedowns and writeoffs.

     Marketing and Sales. Marketing and sales expenses increased by 104.0 percent from $516,886 for fiscal 1995 to $1,054,602 for fiscal 1996, and increased as a percentage of net sales from 24.0 percent to 46.6 percent, respectively. These increases were primarily due to increased marketing activities to promote the Company's products and brand name among retail purchasers, and increased personnel costs.

     General and Administrative. General and administrative expenses increased by 109.0 percent from $1,049,858 for fiscal 1995 to $2,193,855 for fiscal 1996, and increased as a percentage of net sales from 48.7 percent to 96.9 percent, respectively. The increase is primarily attributable to costs incurred by the Company during fiscal 1996 related to the Company's initial public offering and two private placements, increases in executive salaries related to the addition of a Chief Financial Officer, and bad debt expense in the amount of $663,421 related to amounts due from Acclaim.

     Compensation In Connection With Common Stock and Common Stock Options Issued for Services Rendered. A total of $733,165 of the general and administrative expenses for fiscal 1995 relates to a noncash charge to earnings in connection with the vesting of stock options granted to employees, determined as the difference between the fair market value of the date of grant and the exercise price. No such charge was incurred during fiscal 1996.

     Development. Development expenses increased by 89.7 percent from $378,471 for fiscal 1995 to $717,994 for fiscal 1996, and increased as a percentage of net sales from 17.6 percent to 31.7 percent, respectively. These increases were primarily attributable to costs related to product upgrades and new product development activities. The Company believes that development expenses will increase in dollar amount in the future as the Company continues to expand its development activities.

     Tax Provision. The income tax provision for fiscal 1995 and fiscal 1996 is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company has a current year loss and has a net operating loss carryforward.

     Other. Other income (expense) increased from $6,691 for fiscal 1995 to $(1,388,599) for fiscal 1996, and increased as a percentage of net sales from .3 percent to (61.3) percent, respectively. This increase is primarily comprised of amortization of deferred loan costs of $1,035,200 and interest expense of $374,175, both of which relate to private placements of the Company's debt securities.

     FISCAL YEAR ENDED JUNE 30, 1994 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     Net Sales. Net sales from continuing operations increased by 28 percent from $1,685,871 for fiscal 1994 to $2,154,296 for fiscal 1995. Retail software sales decreased by 5 percent from $1,313,890 for fiscal 1994 to $1,255,230 for fiscal 1995 due principally to discounting and pricing declines for the Company's software products. Development revenues increased by 205 percent from $112,520 for fiscal 1994 to $343,250 for fiscal 1995, primarily as a result of an agreement to develop Interactive MovieBooks(TM) under a contract with a motion picture studio. OEM sales increased from $5,500 for fiscal 1994 to $479,675 for fiscal 1995. This increase in OEM sales resulted principally from sales pursuant to a software bundling agreement with a PC manufacturer. Royalty fees decreased by 70 percent from $253,961 for fiscal 1994 to $76,771 for fiscal 1995. The decline in royalty revenues reflected the Company's strategy of focusing on developing all product licenses itself rather than sublicensing them to third parties.

     The Company has established a reserve for returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell through rates.

     Cost of Sales. Costs of sales decreased by 9 percent from $1,180,803 for fiscal 1994 to $1,072,691 for fiscal 1995, and decreased as a percentage of net sales from 70 percent to 50 percent, respectively. This percentage decrease was principally attributable to the substantially lower costs associated with the sale of the single "golden master" for certain of the Company's products sold to a PC manufacturer under an OEM bundling agreement in the first 6 months of 1995, partially offset by a change in the product mix to higher priced items and a decrease in OEM sales.

     Marketing and Sales. Marketing and sales expenses increased by 45 percent from $356,381 for fiscal 1994 to $516,886 for fiscal 1995, and increased as a percentage of net sales from 21 percent to 24 percent, respectively. These increases were primarily due to increased marketing activities to promote the Company's products and brand name, and an increase in personnel.

     General and Administrative.  General and administrative expenses creased by
26.7 percent from $828,866 for fiscal 1994 to $1,049,858 for fiscal 1995, and decreased as a percentage of net sales from 49.2 percent to 48.7 percent, respectively. The increase was primarily due increased staffing and associated overhead expenses necessary to manage and support the Company's growth.

     Compensation In Connection With Common Stock and Common Stock Options Issued for Services Rendered. A total of $2,992,862 of the fiscal 1994 general and administrative expenses and

$733,165 of the fiscal 1995 general and administrative expenses relates to noncash charges to earnings in connection with the vesting of stock options granted to employees, determined as the difference between the fair market value on the date of grant and the exercise price.

     Development. Development expenses increased by 225 percent from $116,559 for fiscal 1994 to $378,471 for fiscal 1995, and increased as a percentage of net sales from 7 percent to 18 percent, respectively. These increases were primarily attributable to costs relating to product upgrade and new product development activities. The Company developed its first four Interactive MovieBooks(TM) in fiscal 1995.

     Tax Provision. The income tax provision for fiscal 1994 and fiscal 1995 is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company has a current year loss and has a net operating loss carryforward.

QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations.


SEASONALITY

     The consumer software business traditionally has been seasonal. Typically, net sales are the highest during the fourth calendar quarter and decline sequentially in the first and second calendar quarters. The seasonal pattern is due primarily to the increased demand for consumer software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect seasonality. Nevertheless, management believes that in the future its results may be less subject to seasonal fluctuations because its products will be marketed in connection with the releases of major motion pictures and home videos, which occur throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation, the Company has financed its operations and capital expenditures primarily with cash provided by securities issuances and financing arrangements. As of the fiscal year ended June 30, 1997, the Company had working capital of $851,290 and cash equivalents of $590,459.

     The Company has experienced a significant increase in growth during the last fiscal year as compared to the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements to such business opportunities in the future, the Company may require additional financing to fund its growth. See
Part I, Item 1, "Description of Business - Risk Factors - Possible Need for Additional Financing" and "Description of Business - Risk Factors - Forward-Looking Statements."

     Pursuant to its initial public offering and the underwriters' exercise of a portion of their "over-allotment" option during July and August, 1996, the Company issued 2,560,000 shares of common stock at $4.00 per share and 1,371,775 redeemable warrants (the "Redeemable Warrants") at $.25 per warrant. Net proceeds totaled $8,285,784, net of offering costs of $2,297,408. On July 1, 1996, the Company repaid certain notes payable aggregating $4,987,500 plus accrued interest of $373,753. On July 7, 1996, the Company issued 2,016,657 Redeemable Warrants in connection with the conversion of the note payable to ASSI, Inc., a related party, of $500,000, plus accrued interest of $4,164.

     The Company invested approximately $90,985 during fiscal 1996 and approximately $345,395 during fiscal 1997 for capital equipment to expand into new product lines and to address potential capacity constraints created by the Company's growing unit sales volumes. From time to time, the Company evaluates acquisitions of products, businesses and technologies that are complementary to the Company's business.

     Effective September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Service, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and matures one year from the date of the agreement.

     As shown in the Company's consolidated financial statements, the Company has incurred net losses of $2,668,520, $4,474,976 and $1,734,160 for the years ended June 30, 1997, 1996 and 1995, respectively. The Company has not historically generated sufficient cash flows to fund operations. The Company has had to rely on debt and equity financings to fund operations. The future success of the Company is largely dependent upon the Company's ability to generate revenues sufficient to fund operations.

     Management believes that the combination of expected growth and the aforemented line of credit agreement will provide sufficient cash flows for the Company to meet its obligations in a timely manner for the next twelve months. The Company continues to explore new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company continues to seek new and innovative methods to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company may require additional financings to fund its growth.

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by Item 7 is filed herewith under the Consolidated Financial Statements of Sound Source Interactive, Inc. and Subsidiary together with the report of Deloitte & Touche, LLP dated October 2, 1997 in the financial information section, included as Appendix A of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     For more than the two most recent fiscal years of the Company, Corbin & Wertz, An Accountancy Corporation, was engaged as the Company's principal accountant to audit its consolidated financial statements. The Company, based upon the recommendation of the Board of Directors and Audit Committee, has terminated its relationship with Corbin & Wertz and engaged Deloitte & Touche, LLP as its independent auditor effective August 22, 1997.

     The independent auditors' reports issued by Corbin & Wertz on the Company's consolidated financial statements for the years ended June 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, and such reports were not modified for any departure from generally accepted accounting principles or for any limitation of scope. The report of Corbin & Wertz for the year ended June 30, 1995, contained a paragraph regarding an uncertainty about the Company's ability to continue as a going concern. The report of Corbin & Wertz for the year ended June 30, 1996, contained an explanatory paragraph emphasizing the Company's financial dependence on a new distributor relationship and an uncertainty as to the Company's ability to generate revenues sufficient to fund future operations. During the prior two fiscal years and the interim period subsequent thereto preceding the change in independent auditors, the Company had no disagreements with Corbin & Wertz, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                 PART III

     Items 10, 11 and 12 of Part III of this Form 10-KSB are omitted because the Company intends to file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year ended June 30, 1997, a definitive Proxy Statement containing information pursuant to Regulation 14A of the Exchange Act, and that such information shall be deemed incorporated herein by reference from the date of filing of such document.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

     Exh.
     No.     Description of Exhibits
     ------  -----------------------

     3.1 Second Restated Certificate of Incorporation of the Registrant. [Filed as Exhibit 3.1 to the Registrant's Registration Statement No. 33-80827 ("Registration Statement No. 33-80827") and incorporated herein by reference.]

     3.2     Amended and Restated Bylaws of the Registrant. [Filed as Exhibit
             3.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     4.1 Specimen Common Stock Certificate. [Filed as Exhibit 4.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     4.2 Form of Warrant Agreement between the Registrant and Corporate Stock Transfer, Inc., as warrant agent, and form of Redeemable Warrant. [Filed as Exhibit 4.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     4.3 Form of Warrant Agreement between the Registrant and The Boston Group, LP and Joseph Stevens and Company, LP and form of Underwriters' Warrant. [Filed as Exhibit 4.3 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     4.4     Warrant dated April 30, 1996 issued to ASSI, Inc. [Filed as Exhibit
             4.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     4.5 Form of Underwriting Agreement among the Registrant, Vincent J. Bitetti, Eric H. Winston and The Boston Group, LP and Joseph Stevens & Co., LP, as underwriters. [Filed as Exhibit 1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.1 Stockholder Voting Agreement dated as of April 30, 1996, among ASSI, Inc., Vincent J. Bitetti and Eric H. Winston. [Filed as
             Exhibit 9.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.2 Irrevocable Proxy of Vincent J. Bitetti to ASSI, Inc., dated April 30, 1996. [Filed as Exhibit 9.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.3 Irrevocable Proxy of Eric H. Winston to ASSI, Inc., dated April 30, 1996. [Filed as Exhibit 9.3 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.4 Irrevocable Proxy of ASSI, Inc. to Vincent J. Bitetti, dated April 30, 1996. [Filed as Exhibit 9.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.5     Irrevocable Proxy and Voting Agreement of Martin Meyer to Vincent
             J. Bitetti, dated May 4, 1994. [Filed as Exhibit 9.5 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     9.6 Irrevocable Proxy and Voting Agreement of Mark Lane to Vincent J. Bitetti, dated May 10, 1994. [Filed as Exhibit 9.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.1 Second Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of April 30, 1996. [Filed as Exhibit 10.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.2 Second Amended and Restated Employment Agreement of Eric H. Winston dated as of April 30, 1996. [Filed as Exhibit 10.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.3 Amended and Restated Employment Agreement of Ulrich E. Gottschling dated as of February 1, 1997. [Filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (No. 333-24271 ("Registration Statement No. 333-24271") and incorporated herein by reference.]

     10.4    Sound Source Interactive, Inc. 1992 Stock Option Plan. [Filed as
             Exhibit 10.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.5 Sound Source Interactive, Inc. and 1995 Stock Option Plan. [Filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996, as amended (the "1996 Form 10-KSB"), and incorporated herein by reference.]

     10.6 Warrant Agreement, dated as of September 26, 1995, among the Registrant, Sound Source Interactive, Inc., a California corporation (the "Subsidiary") and Financial West Group, Inc., corporation ("FWG"), as warrant agent. [Filed as Exhibit 10.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.7 Warrant Agreement, dated as of June 30, 1995, between the Registrant and FWG, as warrant agent. [Filed as Exhibit 10.7 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.8 Sales and Distribution Agreement, dated as of June 15, 1995, between the Registrant and Acclaim Distribution, Inc. [Filed as
             Exhibit 10.13 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.9 Termination Agreement, dated as of March 31, 1996, between the Registrant and Acclaim Entertainment, Inc. [Filed as Exhibit 10.9 to Registration Statement No. 333-24271 and incorporated herein by reference.]

     10.10 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.11 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Eric H. Winston. [Filed as Exhibit 10.36 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.12 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Ulrich Gottschling. [Filed as Exhibit 10.37 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.13 Consulting Agreement, dated as of April 30, 1996, between the Company and ASSI, Inc. [Filed as Exhibit 10.45 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.14 Share Purchase Agreement, dated April 3, 1995, between Eric Winston and Vincent Bitetti. [Filed as Exhibit 10.46 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.15 Distribution Services Agreement, dated June 1, 1996, between the Registrant and Simon & Schuster Interactive Distribution Services. [Filed as Exhibit 10.47 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.16 Note Purchase Agreement, dated as of May 30, 1996, between the Registrant and ASSI, Inc. [Filed as Exhibit 10.48 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.17 Convertible Promissory Note, dated May 30, 1996, issued by the Company to ASSI, Inc. [Filed as Exhibit 10.49 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     10.19 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Mark A. James. [Filed as Exhibit 10.44 to the 1996 Form 10-KSB and incorporated herein by reference.]

     10.20 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Ernest T. Klinger. [Filed as Exhibit 10.45 to the 1996 Form 10-KSB and incorporated herein by reference.]

     10.21 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Ronald W. Hart. [Filed as Exhibit 10.46 to the 1996 Form 10-KSB and incorporated herein by reference.]

     10.22 Separation and Release Agreement, dated as of October 24, 1996, between the Registrant and Eric. H. Winston. [Filed as Exhibit
             10.47 to the 1996 Form 10-KSB and incorporated herein by reference.]

     10.23 Indemnification Agreement, dated as of February 3, 1997, between the Registrant and Robert. S. Burke. [Filed as Exhibit 10.23 to Registration Statement No. 333-24271 and incorporated herein by reference.]

     10.24 Office Lease, dated as of March 4, 1997, between Arden Realty Limited Partnership and the Registrant. [Filed as Exhibit 10.24 to Registration Statement No. 333-24271 and incorporated herein by reference.]

     10.25 Factoring Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. Filed herewith.

     10.26 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. Filed herewith.

     21.1 Subsidiary of the Registrant. [Filed as Exhibit 21.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

     23.1    Consent of Corbin & Wertz.  Filed herewith.

     23.2    Consent of Deloitte & Touche.  Filed herewith.

     27.1    Financial Data Schedule.  Filed herewith.


     (b)     Reports on Form 8-K.

             The Company filed a Form 8-K on August 27, 1997 (as amended by Form 8-K-A as filed on September 9, 1997), relating to the change in its auditors.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 10, 1997          SOUND SOURCE INTERACTIVE, INC.


                                 By /s/ Vincent J. Bitetti
                                    -----------------------------------------
                                    Vincent J. Bitetti, Chairman of the Board
                                    and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

SIGNATURE                                                   TITLE                                  Date
--------------------------------------   -------------------------------------------   -----------------------------
/s/ Vincent J. Bitetti                   Chairman of the Board and                     October 10, 1997
--------------------------------------   Chief Executive Officer (principal
Vincent J. Bitetti                       executive officer)


/s/ Ulrich E. Gottschling                President, Chief Operating Officer, Chief     October 10, 1997
--------------------------------------   Financial Officer, Treasurer and Secretary
Ulrich E. Gottschling                    (principal financial and accounting
                                         officer)

/s/ Ronald W. Hart                       Director                                      October 10, 1997
--------------------------------------
Ronald W. Hart

/s/ Mark A. James                        Director                                      October 10, 1997
--------------------------------------
Mark A. James

/s/ Ernest T. Klinger                    Director                                      October 10, 1997
--------------------------------------
Ernest T. Klinger

     No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended June 30, 1997 will be forwarded to stockholders.

                              --------------------------------------------------
                                SOUND SOURCE INTERACTIVE,
                                INC. AND SUBSIDIARY

                                Consolidated Financial Statements as of June 30, 1997 and 1996 and for Each of the Three Years in the Period Ended June 30, 1997 and Independent Auditors' Report

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE
INDEPENDENT AUDITORS' REPORT                                                 1

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 1997 AND 1996 AND
 FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997:

 Balance Sheets                                                              2

 Statements of Operations                                                    3

 Statements of Stockholders' Equity (Deficiency)                             4

 Statements of Cash Flows                                                   5-6

 Notes to Consolidated Financial Statements                                7-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sound Source Interactive, Inc.:

We have audited the accompanying consolidated balance sheet of Sound Source Interactive, Inc. and subsidiary (the "Company") as of June 30, 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


By   /s/   DELOITTE & TOUCHE LLP
  ------------------------------------
         DELOITTE & TOUCHE LLP

Los Angeles, California
October 2, 1997

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
 Sound Source Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Sound Source Interactive, Inc. (a Delaware corporation) and subsidiary (collectively referred to as the "Company") as of June 30, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Source Interactive, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

See Note 1 to the consolidated financial statements regarding the Company's historical losses and distributor relationships.


                                               CORBIN & WERTZ

Irvine, California
September 16, 1996

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                           1997                  1996
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    590,459          $    181,985
  Accounts receivable, net of allowance for doubtful accounts of
    $703,421 as of June 30, 1997 and 1996                                       1,361,118               912,904
  Inventories, net (Note 2)                                                       228,677               262,657
  Prepaid royalties                                                             1,555,263               628,676
  Deferred offering costs                                                                               620,904
  Prepaid expenses and other                                                       77,873                15,864
                                                                             ------------          ------------
          Total current assets                                                  3,813,390             2,622,990

PROPERTY AND EQUIPMENT, Net (Note 3)                                              414,455               177,067

OTHER ASSETS                                                                       14,553                12,900
                                                                             ------------          ------------
TOTAL                                                                        $  4,242,398          $  2,812,957
                                                                             ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $  1,328,261          $  1,087,547
  Notes payable (Note 5)                                                                              4,987,500
  Accrued interest                                                                                      367,695
  Note payable to related party (Notes 5 and 8)                                                         500,000
  Accrued royalties                                                             1,610,441               542,804
  Short-term advance  (Note 4)                                                                          400,000
  Deferred revenue                                                                 12,000                84,360
  Current portion of capital lease obligations (Note 4)                            11,398                27,058
                                                                             ------------          ------------
          Total current liabilities                                             2,962,100             7,996,964

CAPITAL LEASE OBLIGATIONS (Note 4)                                                  2,414                13,811
                                                                             ------------          ------------
          Total liabilities                                                     2,964,514             8,010,775
                                                                             ------------          ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 5 and 6):
  Common stock, $.001 par value; 20,000,000 shares authorized;
    4,409,099 and 1,807,824 shares issued and outstanding as of
    June 30, 1997 and 1996, respectively                                            4,409                 1,808
  Warrants                                                                      1,104,925               263,350
  Additional paid-in capital                                                   13,424,622             5,124,576
  Accumulated deficit                                                         (13,256,072)          (10,587,552)
                                                                             ------------          ------------
          Total stockholders' equity (deficiency)                               1,277,884            (5,197,818)
                                                                             ------------          ------------
TOTAL                                                                        $  4,242,398          $  2,812,957
                                                                             ============          ============

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------------------------
                                                                         1997             1996             1995
REVENUES:
  Product sales                                                     $  4,524,447     $  2,161,351     $  1,255,230
  Development fees and other                                              72,359          103,282          899,696
                                                                   -------------    -------------    -------------
           Net revenues                                                4,596,806        2,264,633        2,154,926

COST OF SALES (Note 4)                                                 2,329,211        1,382,999        1,072,691
                                                                   -------------    -------------    -------------
 GROSS PROFIT                                                          2,267,595          881,634        1,082,235
                                                                   -------------    -------------    -------------
OPERATING EXPENSES:
  Research and development (Note 4)                                    1,219,456          717,994          378,471
  Sales and marketing                                                  1,449,189        1,054,602          516,866
  General and administrative (Note 8)                                  1,988,213        2,193,855        1,049,878
  Compensation in connection with common stock and common
    stock options issued for services rendered (Note 6)                  333,029                           733,165
                                                                   -------------    -------------    -------------
          Total operating expenses                                     4,989,887        3,966,451        2,678,380
                                                                   -------------    -------------    -------------
OPERATING LOSS                                                        (2,722,292)      (3,084,817)      (1,596,145)
                                                                   -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income                                                         75,858           35,430           16,994
  Interest expense                                                       (16,428)        (374,175)          (7,045)
  Amortization of deferred loan costs                                                  (1,035,200)
  Other expense, net                                                      (4,058)         (14,614)          (3,258)
                                                                   -------------    -------------    -------------
          Total other income (expense)                                    55,372       (1,388,559)           6,691
                                                                   -------------    -------------    -------------
LOSS BEFORE INCOME TAXES                                              (2,666,920)      (4,473,376)      (1,589,454)

PROVISION FOR INCOME TAXES (Note 7)                                        1,600            1,600            1,600
                                                                   -------------    -------------    -------------
LOSS FROM CONTINUING OPERATIONS                                       (2,668,520)      (4,474,976)      (1,591,054)
                                                                   -------------    -------------    -------------
DISCONTINUED OPERATIONS (Note 9):
  Loss from operations of discontinued music division                                                     (111,106)
  Operating loss and loss on disposal of discontinued
    music division during phase-out period                                                                 (32,000)
                                                                                                     -------------
           Loss from discontinued operations                                                              (143,106)
                                                                                                     -------------
NET LOSS                                                           $  (2,668,520)   $  (4,474,976)   $  (1,734,160)
                                                                   =============    =============    =============
NET LOSS PER COMMON SHARE:
  Loss from continuing operations                                  $       (0.61)   $       (2.44)   $       (0.85)
  Loss from discontinued operations                                                                          (0.08)
                                                                   -------------    -------------    -------------
           Net loss per common share                               $       (0.61)   $       (2.44)   $       (0.93)
                                                                   =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                   4,368,462        1,837,759        1,862,908
                                                                   =============    =============    =============

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock                     Additional
                                                  -------------------                    Paid-in       Accumulated
                                                    Shares     Amount     Warrants       Capital        Deficit          Total
BALANCES, JULY 1, 1994                            1,753,533    $1,754                  $ 3,685,108    $ (4,378,416)    $ (691,554)

 Issuance of common stock in connection
  with private offering, net of offering
  costs of $61,759                                   59,238        59                      706,048                        706,107

 Shares issued for services performed in
  connection with private offering                   42,227        42                      504,644                        504,686

 Offering costs                                                                           (504,686)                      (504,686)

 Issuance of stock options for services                                                    733,165                        733,165

 Issuance of common stock in connection
  with exercise of options                            4,184         4                          246                            250

 Net loss                                                                                               (1,734,160)    (1,734,160)
                                                  ---------    ------                  -----------    ------------     ----------
BALANCES, JUNE 30, 1995                           1,859,182     1,859                    5,124,525      (6,112,576)      (986,192)

 Issuance of warrants in connection with
  private offerings                                                      $  263,350                                       263,350

 Cancellation of shares in connection with
  settlement                                        (15,120)      (15)                          15

 Cancellation of shares for which the Company
  had not received paid commissions                 (36,238)      (36)                          36

 Net loss                                                                                               (4,474,976)    (4,474,976)
                                                  ---------    ------    ----------    -----------    ------------     ----------
BALANCES, JUNE 30, 1996                           1,807,824     1,808       263,350      5,124,576     (10,587,552)    (5,197,818)

 Issuance of common stock in connection with
  public offering, net of offering costs of
  $2,297,408 (Note 5)                             2,560,000     2,560                    7,964,581                      7,967,141

 Issuance of common stock in connection
  with exercise of employee stock options
  (Note 6)                                           41,275        41                        2,436                          2,477

 Issuance of warrants in connection with
  public offering (Note 5)                                                  337,411                                       337,411

 Issuance of warrants in connection with
  the conversion of a note payable and
  accrued interest to related party                                         504,164                                       504,164

 Issuance of stock options for services                                                    333,029                        333,029

 Net loss                                                                                               (2,668,520)    (2,668,520)
                                                  ---------    ------    ----------    -----------    ------------     ----------
BALANCES, JUNE 30, 1997                           4,409,099    $4,409    $1,104,925    $13,424,622    $(13,256,072)    $1,277,884
                                                  =========    ======    ==========    ===========    ============     ==========

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996  AND 1995

--------------------------------------------------------------------------------------------------------

                                                              1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                         $(2,668,520)     $(4,474,976)     $(1,591,054)
  Adjustments to reconcile loss from continuing
    operations to net cash used in operating
     activities:
    Depreciation and amortization                              108,007           45,230           27,541
    Bad debts                                                                   663,421           40,000
    Allowance for inventories                                                   201,499
    Common stock and stock options issued for
      services rendered                                        333,029                           733,165
    Changes in operating assets and liabilities:
      Accounts receivable                                     (448,214)      (1,515,497)         (38,946)
      Inventories                                               33,980         (313,836)         (99,576)
      Prepaid royalties                                       (926,587)        (147,264)           1,537
      Prepaid expenses and other                               (62,009)         (15,864)
      Accounts payable and accrued expenses                    240,714          308,462          (33,292)
      Accrued interest                                        (363,531)         367,695
      Commissions payable                                                      (159,593)         114,786
      Accrued royalties                                      1,067,637              291          (20,697)
      Deferred revenue                                         (72,360)          20,360           (8,795)
                                                          ------------     ------------     ------------

           Net cash used in continuing operations           (2,757,854)      (5,020,072)        (875,331)
                                                          ------------     ------------     ------------

  Net loss from discontinued operations                                                         (143,106)
  Reserve for estimated loss on disposal                                                          32,000
  Depreciation                                                                                     8,878
  Changes in operating assets and liabilities:
    Accounts receivable                                                                           (2,471)
    Inventories                                                                                    1,351
    Accounts payable and accrued expenses                                                          3,098
    Accrued royalties                                                                              3,415
    Commissions payable                                                                           12,498
                                                                                            ------------

           Net cash used by discontinued operations                                              (84,337)
                                                                                            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  OF CONTINUING OPERATIONS:
  Purchase of property and equipment                          (345,395)         (90,985)         (38,876)
  Other assets                                                  (1,653)          (9,840)
                                                          ------------     ------------     ------------
           Net cash used in investing activities of
             continuing operations
                                                              (347,048)        (100,825)         (38,876)
                                                          ------------     ------------     ------------

See accompanying notes to consolidated financial statements.
                                                                     (Continued)

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------
                                                     1997           1996           1995
CASH FLOWS FROM INVESTING ACTIVITIES
 OF DISCONTINUED OPERATIONS -
 Purchase of property and equipment                                             $   (6,665)
                                                                                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock      $ 8,590,522                       684,107
 Proceeds from issuance of warrants                  337,411     $  263,350
 Proceeds from issuance of notes payable                          5,306,700
 Repayments of notes payable                      (4,987,500)      (319,200)       (19,587)
 Notes payable to officers                                          (13,500)        13,500
 Note payable to related party                                      500,000
 Deferred offering costs                                           (620,904)
 Payments on capital lease obligations               (27,057)       (27,294)       (13,678)
 Short-term advance                                 (400,000)                      400,000
                                                 -----------     ----------     ----------
    Net cash provided by financing activities      3,513,376      5,089,152      1,064,342
                                                 -----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              408,474        (31,745)        59,133
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         181,985        213,730        154,597
                                                 -----------     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $   590,459     $  181,985     $  213,730
                                                 ===========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION -
 Cash paid during the year for:
  Interest                                       $    16,428     $    6,480     $    9,742
                                                 ===========     ==========     ==========
  Income taxes                                   $     1,600     $    1,600     $    1,600
                                                 ===========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 During 1997, the Company issued warrants in exchange for a $500,000 note payable to a related party plus accrued interest of $4,164.

 During the fiscal years ended June 30 ,1996 and 1995, the Company purchased property and equipment valued of $38,471 and $8,979 through the issuance of capital leases (see Notes 3 and 4).

 During the fiscal year ended June 30, 1995, the Company repaid a note to an affiliate of a stockholder totaling $22,000 through issuance of common stock shares in connection with a private placement.

See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - Sound Source Interactive, Inc. (a Delaware Corporation) through its wholly owned subsidiary Sound Source Interactive Inc. (a California Corporation) (collectively, the "Company") creates, develops, produces, publishes, distributes and otherwise exploits, worldwide, interactive educational and entertainment software properties for personal computers. Significant intercompany transactions and balances have been eliminated.

   HISTORICAL LOSSES - As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,668,520, $4,474,976 and $1,734,160 for the years ended June 30, 1997, 1996 and 1995, respectively. The Company has not historically generated sufficient cash flows to fund operations. The Company has had to rely on debt and equity financings to fund operations. The future success of the Company is largely dependent upon the Company's ability to generate revenues sufficient to fund operations. Subsequent to June 30, 1997, the Company secured additional financing (see
   Note 10) to fund the working capital deficiency and growth expected in the next twelve months.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could materially differ from those estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities. The fair value of notes payable to related parties could not be determined due to the related party nature of the obligations.

   CONCENTRATION OF CREDIT RISK - The Company at times maintains cash balances at certain financial institutions in excess of federally insured deposits.

   The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. The Company estimates credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

   Simon & Schuster Interactive Distribution Services ("SSIDS") accounted for 65% of consolidated revenues for the year ended June 30, 1997 (see Note 4). The Company's former principal distributor accounted for 83% of consolidated revenues in 1996 and sales to one customer accounted for 18% of 1995 consolidated revenues. The Company's accounts receivable at June 30, 1997 are primarily due from SSIDS and the Company's European distributor, One Stop Direct Ltd.

   No one company accounted for more than 10% of consolidated purchases for the years ended June 30, 1997 and 1995. The Company purchased certain products from two companies, which accounted for approximately 49% and 37%, respectively, of consolidated purchases for the year ending June 30, 1996. Accounts payable to two companies accounted for 11% and 11%, respectively, of consolidated accounts payable as of June 30, 1996.

   RISK AND UNCERTAINTIES

      Technological Obsolescence

      The entertainment software industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the consolidated balance sheet.

      Licenses

      The Company's products are based upon the licensed content of major motion pictures and television shows and/or development agreements with major entertainment studios. All of such license and development agreements to which the Company currently is a party are for fixed terms which will expire over the next one to five years. Although no licensor is required to extend any license, the Company anticipates that the licensor under each agreement will extend its terms, provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees. In the event that any licensor fails to renew its license agreement, then the subject license will terminate and the Company will no longer be entitled to sell the licensed product. The loss of one or more of the licenses could have a material adverse effect on the Company's revenues and operating results. There can be no assurance that the Company will satisfy its performance obligations under any license or development agreement or that, even if such requirements are satisfied, all material licenses will be renewed. Generally, the terms of a license agreement state that, upon any bankruptcy or liquidation of the Company, licensing rights revert to the licensor.

      Distribution

      The Company entered into a distribution agreement with SSIDS which is exclusive except as regards the rights to distribute the Company's products in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive. The original term of the agreement is for two years and expires May 31, 1998. The Company is substantially dependent upon SSIDS for the marketing and selling of its products throughout North America during the term of this agreement. SSIDS, however, is not obligated to sell any specified minimum quantity of the Company's products. There can be no assurance as to the value of product sales that may be achieved by the distributor.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   INVENTORIES - Inventories, which consist primarily of software media and related packaging materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

   LONG-LIVED ASSETS - As of each balance sheet date, the Company evaluates the recovery of its long-lived assets and recognizes impairment if it is probable that the recorded amounts are not recoverable based upon future undiscounted cash flows or if there is an event or change in circumstances which indicate that the carrying amount of an asset may not be recoverable.

   ROYALTIES - The Company enters into license agreements with movie studios, actors and sound developers for recognized movie and television properties which require the Company to pay upfront minimum guarantees against future royalties. The license agreements generally require the Company to pay a percentage of sales of the products but no less than a specified amount (the minimum guaranteed royalty). The Company records the minimum guaranteed royalty as a liability and a related asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual net product sales. Royalty liabilities in excess of the minimum guaranteed amount are recorded when such amounts are earned by the licensor.

   The Company periodically assesses the recoverability of prepaid royalties by determining whether the minimum guarantee will be recovered through anticipated future sales on a product by product basis. Any amounts not expected to be recovered are charged to operations in the period assessed by management. For the years ended June 30, 1997, 1996 and 1995, $40,000, $99,798 and $66,559, respectively, of such royalties were charged to cost of sales in the accompanying consolidated statements of operations.

   INCOME TAXES - Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

   REVENUE RECOGNITION - Direct-to-the-customer sales are recognized when merchandise is shipped to customers and is recorded net of discounts, allowances and estimated merchandise returns. While the Company has no obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the accompanying consolidated statements of operations.

   Revenue from third party distributors are recognized as reported by such distributors, net of distribution fees, and estimated returns. Reserves for returns are based on management's evaluation of historical experience and current industry trends.

   SOFTWARE DEVELOPMENT COSTS - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed", the Company examines its software development costs after technological feasibility has been established to determine if capitalization is required. Through June 30, 1997, all software development costs have been expensed.

   STOCK-BASED COMPENSATION - In fiscal 1997, the Company adopted the disclosure only provisions of SFAS No. 123. The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

   STOCK SPLIT - In September, 1995, the Company effectuated a 1-for-5.976 reverse stock split of issued and outstanding common shares and common shares reserved for options in connection with the August 1995 private placement. The accompanying consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

   NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. Common stock equivalents include shares issuable upon the exercise of the Company's stock options. For the years ended June 30, 1997, 1996 and 1995 common stock equivalents were excluded from the computation of loss per common share because the effect of including such in the computation would have been anti-dilutive, except as discussed below.

   For 1996 and 1995, pursuant to Securities and Exchange Commission Staff Bulletin No. 83, common shares issued for consideration below the Company's initial public offering ("IPO") ($4.00 per share) price and stock options granted (see Note 6) with exercise prices below the IPO price during the twelve-month period preceding the date of the IPO have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for each period presented, including loss years where the impact is anti-dilutive.

   The only securities issued within twelve months of the IPO which effect the computation of the weighted average common shares, are vested options to purchase 100,000 shares granted at $3.40 per share (see Note 6).

   The computations of the weighted average common shares and equivalents outstanding follows:


                                                         1997                 1996                  1995
Weighted average common shares outstanding
  during the period                                   4,368,462             1,822,759             1,847,908

Incremental shares assumed to be outstanding
  related to stock options granted                            -                15,000                15,000
                                                      ---------             ---------             ---------

Weighted average common shares and equivalents
  outstanding                                         4,368,462             1,837,759             1,862,908
                                                      =========             =========             =========

   RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the current year's presentation.

   RECENT ISSUED ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The statement is effective for interim periods and fiscal years ending after December 15, 1997. The Company does not expect that the statement will have a material effect on the Company's consolidated financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

2. INVENTORIES

   Inventories consisted of the following as of June 30:

                                           1997               1996
     Finished goods                      $151,282           $159,151
     Raw materials (components)            77,395            103,506
                                         --------           --------

                                         $228,677           $262,657
                                         ========           ========

3. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following as of June 30:

                                                           1997         1996

      Leasehold improvements                            $   7,781
      Computer equipment                                  548,462     $ 246,107
      Office furniture and equipment                       96,173        60,914
                                                        ---------     ---------

                                                          652,416       307,021
      Accumulated depreciation and amortization          (237,961)     (129,954)
                                                        ---------     ---------

                                                        $ 414,455     $ 177,067
                                                        =========     =========

   As of June 30, 1997 and 1996, the Company had property and equipment with a total cost of $86,723, of assets recorded under capital leases (see Note 4).

4. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT CONTRACTS - The Company has entered into employment contracts with four of its employees, including two officers, which expire on various dates through February 1999 and provide for certain expense allowances.

   Future minimum base salaries, by year and in the aggregate, consist of the following as of June 30, 1997:


   YEARS ENDING
     June 30,
      1998                                              $573,800
      1999                                                61,667
                                                        --------

                                                        $635,467
                                                        ========

Certain of the employment contracts provide for commissions based on net revenues. Commissions under employment contracts for the years ended June 30, 1997, 1996 and 1995, related to continuing operations amounted to $41,633, $66,067 and $132,078, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations.

OPERATING LEASES - The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through May 2002.

The facility lease expense is being recognized on a straight-line basis over the term of the related lease. The excess of the expense recognized over the cost paid is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future minimum lease payments as of June 30, 1997, due through May 31, 2002 under such leases total are as follows:

OPERATING              LEASE           RENT          DEFERRED
LEASES                PAYMENTS        EXPENSE          RENT
   1997               $  12,058      $  35,008      $ (22,950)
   1998                 144,698        140,031          4,667
   1999                 144,698        140,031          4,667
   2000                 144,698        140,031          4,667
   2001                 144,698        140,031          4,667
   2002                 132,642        128,360          4,282
                      ---------      ---------      ---------

                      $ 723,492      $ 723,492      $      -
                      =========      =========      =========

Rent expense under operating lease agreements totaled $106,474, $89,192 and $94,006 for the years ended June 30, 1997, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

CAPITAL LEASES - The Company leases certain equipment and computers under capital lease obligations with interest rates ranging from 17.38% to 27.93% per annum.

Future minimum lease payments, by year and in the aggregate, under capital leases for equipment and computers consist of the following as of June 30, 1997:

YEARS ENDING
  JUNE 30,

   1998                                                 $ 12,787
   1999                                                    3,151
                                                        --------

                                                          15,938
   Less amount representing interest                      (2,126)
                                                        --------

   Present value of net minimum lease payments            13,812
   Less current portion                                  (11,398)
                                                        --------

                                                        $  2,414
                                                        ========

                                     -12-

   SIMON & SCHUSTER DISTRIBUTION AGREEMENT - Effective June 1, 1996, the Company entered into a two -year distribution services agreement with SSIDS. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to this new distribution agreement, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products (subject to certain exceptions) throughout the United States and Canada. The Company's relationship with SSIDS is exclusive except with regard to the rights to distribute the Company's products in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which are nonexclusive.

   Pursuant to the agreement, SSIDS makes monthly payments to the Company in the amount equal to its gross revenues, as defined, during such month from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. The payments are due not later than 75 days after the calendar month in question. Under the agreement with SSIDS, SSIDS is responsible for collection of accounts receivable and the Company remains liable for product returns.

   CONSULTING AGREEMENT - On October 16, 1995, the Company entered into a one-year binding letter of intent with a consultant whereby for consulting services the Company would pay a minimum $39,000 per year plus royalties up to 3%, as defined, on products as specified. Through June 30, 1996, the Company paid a total of $73,340 under this agreement. During the year ended June 30, 1996, $39,581 is included in sales and marketing expenses and $33,759 is included in cost of sales in the accompanying consolidated statements of operations. Effective February 1997, the consultant became an employee of the Company. Royalties paid to this consultant in 1997 are $37,769.

   DEVELOPMENT CONTRACTS - Periodically, the Company enters into certain agreements with software developers whereby for specified development services, the Company will pay a fixed fee and/or a percentage of sales of the product developed. For the years ended June 30, 1997 and 1996, the Company paid a total of $403,036 and $146,416, respectively, under such agreements. No amounts were paid under such agreements during the year ended June 30, 1995. Of such amounts, $403,036 and $113,125 are included in research and development expenses for 1997 and 1996, respectively, and $0 and $33,291 are included in cost of sales for 1997 and 1996, respectively, in the accompanying consolidated statements of operations.

   LITIGATION - Effective April 1, 1996, the Company and a former distributor ("Acclaim") entered into an agreement to terminate the distribution agreement (the "Termination Agreement"). On or before June 30, 1996, Acclaim was to render a final accounting to the Company together with payment of the balances of any amounts due to the Company under the distribution agreement.

   In July 1996, Acclaim submitted certain information to the Company together with payment of $256,067, and a promissory note with a principal amount of $256,067, maturing on August 26, 1996 and bearing interest at 10% per annum. Such note represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim it was noted that the Company was no longer obligated to repay the short-term advance totaling $400,000.

   On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note discussed above.

   On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive worldwide distribution agreement with the Company and other related matters. Based on the Company's own accounting, it has recorded an additional $703,421 in accounts receivable from Acclaim, which has been fully reserved for, due to disputes and discrepancies in the information as reported by Acclaim.

5. COMMON STOCK

   INITIAL PUBLIC OFFERING ("IPO") - On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totaled $7,372,980, net of offering costs of $2,208,625, related to the common stock, and $295,160 related to the redeemable warrants. On August 14, 1996, the underwriters exercised a portion of their "over-allotment" option, pursuant to the underwriting agreement, which resulted in the Company issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totaled $594,161, net of offering costs of $88,783, related to the common stock, and $42,251 related to the redeemable warrants.

   Each redeemable warrant entitles the holder to purchase one share of common stock at $4.40 per share, subject to adjustment as defined, expiring December 31, 2001. In the event that the redeemable warrants are called for redemption, they will be exercisable for 30 days preceding the applicable redemption date. Commencing on July 1, 1997, the redeemable warrants are subject to redemption at $.25 per redeemable warrant if the average closing bid price of the common stock equals or exceeds $5.60 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice or redemption.

   The Company has also, in connection with the IPO, given the underwriter a warrant, for $50, which entitles the underwriter to purchase 240,000 shares of common stock at $5.80 per share.

   On July 7, 1996, in connection with the IPO, the Company repaid notes payable issued with their 1995 private placement aggregating $4,987,500 plus accrued interest of $373,753. The notes accrued interest at 10% per annum and were secured by substantially all of the assets of the Company. The notes were due upon the earlier of the Company's successful completion of an IPO or September 1, 1996.

   On July 7, 1996, in connection with the IPO, the Company issued 2,016,657 redeemable warrants in connection with the conversion of the note payable to related party (see Note 8) of $500,000, plus accrued interest of $4,164.

6. STOCK OPTIONS

   THE 1992 STOCK OPTION PLAN - The Company adopted the 1992 Stock Option Plan (the "1992 Plan") in May, 1992, authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors and to employees of companies who do business with the Company. Options are granted at the discretion of a member committee (the "Committee") consisting of individuals from these potential grantees.

   Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right (see below) has been exercised may not again be made subject to an award.

   Stock options may be granted under 1992 Plan as non-qualified stock options or incentive stock options. Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

   Stock options granted under the 1992 Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). All options granted to date have included the AO feature. If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

   Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options under the 1992 Plan. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of fair market value of the stock at the time of exercise over the fair market value of the stock on the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee.

   Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares of vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

   For the year ended June 30, 1997 and 1995, an aggregate of $333,029 and $733,165, respectively, was charged to operating expenses for the options vested during those years. No related expense was recognized in fiscal 1996.

   On September 22, 1995, the Board of Directors resolved that no additional shares shall be issued under the 1992 Plan.

   THE 1995 STOCK OPTION PLAN - Pursuant to the Company's restated 1995 stock option plan (the "1995 Plan"), the Company may grant up to 500,000 options for shares of the Company's common stock.

   Options under the 1995 Plan may be granted in the form of incentive stock options, or in the form of non-qualified stock options. The 1995 Plan terminates October 31, 2005 and is administered by a committee appointed by the Board of Directors of the Company.

   Incentive stock options under the 1995 Plan are limited to persons who are employees of the Company and may not be granted at a price less than 100% of the fair value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant).

The term of each Option may not exceed 10 years from the date of grant (5 years for any 10% stockholder). Vesting of the options is determined by the committee on a case-by-case basis and the options are not exercisable unless the holder is currently employed with the Company. Upon termination of employment, the holder has 30 days to exercise any options held.

The following table summarizes option transactions during the three years ended June 30, 1997 under both of the aforementioned plans:

                                                             WEIGHTED
                                                             AVERAGE
                                            NUMBER            PRICE
                                           OF SHARES        PER SHARE
Balances at July 1, 1994                     491,968          $0.06
  Exercised                                   (4,184)         $0.06
  Canceled                                   (12,550)         $0.06
                                           ---------          -----

Balances at June 30, 1995                    475,234          $0.06
  Granted                                    300,000          $4.13
  Canceled                                  (100,000)         $5.00
                                           ---------          -----

Balances at June 30, 1996                    675,234          $1.26
  Granted                                    405,857          $4.04
  Exercised                                  (41,275)         $0.06
  Canceled                                   (20,952)         $2.35
                                           ---------          -----

Balances as of June 30, 1997               1,018,864          $2.32
                                           =========          =====

Vested as of June 30, 1997                   583,340
                                           =========

The following summarizes pricing and term information for options outstanding as of June 30, 1997:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -----------------------------------------------       --------------------------
                                                      WEIGHTED
                                  NUMBER               AVERAGE         WEIGHTED                         WEIGHTED
RANGE OF                        OUTSTANDING           REMAINING         AVERAGE       EXERCISABLE       AVERAGE
EXERCISE                        AT JUNE 30,          CONTRACTUAL       EXERCISE       AT JUNE 30,       EXERCISE
PRICES                             1997                 LIFE             PRICE           1997             PRICE
$   0.06                           425,174           7 years             $0.06          383,340         $0.06
    3.40                           100,000           8                    3.40          100,000          3.40
    4.00                           462,690           8.6                  4.00          100,000          4.00
 4.56-4.63                          31,000           8                    4.56                -             -
                                ----------                                            ---------

$0.06-4.63                       1,018,864           7.9                 $2.32          583,340         $1.31
                                ==========                                            =========

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1997 and 1996 pursuant to SFAS 123 was approximately $1,023,193 and $466,398, respectively. Had the Company adopted SFAS 123, pro forma net loss would have been $3,183,357 and $4,689,267, and pro forma net loss per share would have been $(0.72) and $(2.55) for 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, volatility of 40%, a risk free interest rate of 6.28% and expected option lives of 10 years.

7. INCOME TAXES

   The provision for income taxes from continuing operations for the years ended June 30, 1997, 1996 and 1995 is comprised of minimum state taxes only.

   A reconciliation of the provision for income taxes from continuing operations with the expected income tax benefit computed by applying the federal statutory income tax rate to loss from continuing operations before provision for income taxes for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                               1997                       1996                       1995
                                       -------------------       ---------------------       -------------------
                                            $          %               $           %              $          %
Income tax benefit computed at
  federal statutory tax rate           $ (933,422)   (35.0)      $  (1,520,948)  (34.0)      $ (513,486)   (34.0)
State and local taxes                       1,600                        1,600                    1,600
Expenses not deductible for income
  tax purposes                              8,817                        3,774                  252,173     15.9
Change in the balance allocated to
  income tax benefit                      924,605     35.0           1,517,174    34.0          261,313     18.1
                                       ----------    -----       -------------   -----       ----------    -----

                                       $    1,600        -       $       1,600       -       $    1,600        -
                                       ==========    =====       =============   =====       ==========    =====

   The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets as of June 30, 1997 and 1996 are as follows:

                                                                                1997                      1996
Reserves, principally due to allowance for sales returns
  and obsolete inventory                                                    $   281,360               $   363,213

Accrued liabilities, principally due to accrual for financial
  reporting purposes                                                          1,373,227                 1,811,583

Net operating loss carryforwards
                                                                              3,936,250                 2,129,913
Less valuation allowance                                                     (5,590,837)               (4,304,709)
                                                                            -----------               -----------
                                                                            $         -               $         -
                                                                            ===========               ===========

   The valuation allowance increased $1,286,128 during the year ended June 30, 1997.

   At June 30, 1997, the Company had federal and state net operating loss carryforwards of approximately $9,708,000 and $6,830,000, respectively, available to offset future taxable federal and state income. The federal and state carryforwards amounts expire in varying amounts through 2012 and 2002, respectively.

   Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during fiscal 1997 as a result of the IPO caused the limitation of the Company's net operating loss carryforwards. However, the limitations are not expected to have a material impact on the Company's ability to use such net operating loss carryforwards.

8. RELATED PARTY TRANSACTIONS

   NOTE PAYABLE TO RELATED PARTY - On May 30, 1996, ASSI, Inc., a stockholder, loaned the Company $500,000 (the "ASSI Convertible Loan"). The ASSI Convertible Loan bore interest at 8% per annum, and principal and accrued interest was due on the earlier of September 1, 1996 or the completion of the Company's IPO. Upon the closing of the Company's IPO, ASSI, Inc. had the option to convert all or part of the ASSI Convertible Loan plus accrued interest into warrants to purchase common stock at a conversion price of $.25 per warrant (the "ASSI Loan Warrants").

   On July 7, 1996, in connection with the Company's IPO, ASSI, Inc. exercised the conversion option to convert this note, plus accrued interest, into warrants to purchase common stock at the conversion price of $.25 per warrant. The ASSI Loan Warrants have the same terms as the Redeemable Warrants, except as discussed below (see Note 5).

   ASSI WARRANTS - On April 30 ,1996, in consideration of certain financial and personnel consulting service provided to the Company in 1996, including advising the Company regarding capital raising alternatives and executive recruiting, the Company entered into an agreement to issue to ASSI, Inc. warrants to purchase 2,000,000 shares of common stock at an exercise price of $4.40 per share (the "ASSI Warrants").

   The terms of the ASSI Warrants and the ASSI Loan Warrants are identical to those of the Redeemable Warrants issued in connection with the IPO (see Note
   5), except that they became exercisable October 1, 1996, they will not be mandatorily redeemable by the Company and they will be subject to separate registration rights, including one demand registration right and unlimited piggyback registration rights for as long as they are held by ASSI, Inc. or one of its affiliates. Upon a transfer of the ASSI Warrants or ASSI Loan Warrants to any nonaffiliate of ASSI, Inc., the terms of such transferred ASSI Warrants and ASSI Loan Warrants will become identical to those of the Redeemable Warrants. The demand registration rights will expire on August 31, 2001. Until and unless exercised, the holders of the ASSI Warrants and ASSI Loan Warrants will have no voting, dividend or other rights as stockholders of the Company.

   LEGAL SERVICE - A related party performed legal services on behalf of the Company. The Company incurred $44,576 for the year ended June 30, 1997 which is included in general and administrative expenses.

9. DISCONTINUED OPERATIONS

   In July 1995, the Company approved a formal plan to license certain proprietary assets to Greytsounds Sound Development ("GSD") in exchange for royalties, as defined. Effective November 1, 1995 (commencement of a license agreement with GSD), $15,000 was paid to the Company representing advance royalties. As of June 30, 1997, $12,000 of such advance royalties are included in deferred revenue on the accompanying consolidated balance sheet. GSD also is to guarantee $50,000 of royalties over the license term of two years. The license agreement is exclusive and worldwide.

   The proprietary assets licensed to GSD include the Company's musical instrument sound library, all music-related inventory and all music-related fixed assets owned and leased by the Company.

   As of June 30, 1997 and 1996 no assets or liabilities of the music division are included in the accompanying consolidated balance sheet.

   The following summarizes the results of operations for the discontinued operations for the year ended June 30, 1995:


   Revenues                                                  $ 220,937
   Costs and expenses                                         (332,043)
                                                             ---------

   Loss from operations                                      $(111,106)
                                                             =========

10. SUBSEQUENT EVENTS

   In September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and matures one year from the date of the agreement.