Form 10KSB/A
period 1997-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-10-27
CIK 907237

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             FORM 10-KSB/A (FIRST)


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                                (805) 878-0505
                          (Issuer's telephone number
                             including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                              Name of each exchange
          Title of each class:                 on which registered:

     Common Stock, par value $.001
        Redeemable Warrants                    NASDAQ SmallCap Market


     Check whether the Issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]     No [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Issuer's revenues for its most recent fiscal year were $4,596,806.

     As of August 31, 1997, the aggregate market value of the shares of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $3,571,217, and the number of outstanding shares of the Issuer's common stock, par value $.001, was 4,409,099.

===============================================================================

                                 AMENDMENT NO. 1


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 as set forth below:


1.        Add Items 9 through 12 of Part III as follows:


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     DIRECTORS AND EXECUTIVE OFFICERS

     The following is a brief summary of the business background and experience of the directors and executive officers of Sound Source Interactive, Inc., a Delaware Corporation (the "Company").


     VINCENT J. BITETTI, age 42, founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1989 and served as the President of the Subsidiary from its formation. Since the Company acquired the Subsidiary in 1994, Mr. Bitetti has served as the Chairman of the Board and Chief Executive Officer and as a director of both the Company and the Subsidiary. Prior to founding the Subsidiary, from 1986 to 1988 Mr. Bitetti was President of Fantastic Planet Consultants, a sound and musical instrument design consulting company. Mr. Bitetti is a published music composer and lyricist. From 1986 to 1993, Mr. Bitetti was a consultant to manufacturers of keyboard synthesizers in the music industry. In addition to his duties as Chairman of the Board and Chief Executive Officer, as the executive producer for all of the Company's products Mr. Bitetti conceptualizes, reviews and "green lights" all title development, and has led the negotiations for all studio license and promotional/partnership agreements. Mr. Bitetti developed the concepts for the Company's Creativity Centers(TM), Interactive MovieBooks(TM), AudioClips(TM) and VisualClips(TM) products. Mr. Bitetti has been a director of the Company since 1994.


     ULRICH E. GOTTSCHLING, age 39, was appointed as Chief Financial Officer, Treasurer and director of the Company on October 9, 1995, as Secretary of the Company on November 17, 1995, and as President and Chief Operating Officer of the Company on February 1, 1997. Prior to joining the Company, Mr. Gottschling was employed from June 1991 through September 1995 as a certified public accountant with Corbin & Wertz, the Company's former independent auditors. From 1987 through May 1991, he was employed as a certified public accountant by Deloitte & Touche LLP. From 1980 through 1986, Mr. Gottschling held various management positions with Westin Hotels and Marriott Corporation. Mr. Gottschling has been a director of the Company since October,1995.

     DR. RONALD W. HART, age 55, has held the position of Distinguished Scientist in Residence for the Food and Drug Administration, U.S. Public Health Service, since 1992. From 1980 to 1992, he was the Director of the National Center for Toxicological Research, Food and Drug Administration, Public Health Service, Department of Health and Human Services. Dr. Hart served on the board of directors of First Commercial Bank Corporation of Little Rock, Arkansas from 1987 to 1993. He also is a director of Telescan, Inc. and CyberAction, Ltd. Dr. Hart has been a director of the Company since July, 1996.

     MARK A. JAMES, age 38, is a founding member of the law firm of James, Driggs & Walch in Las Vegas, Nevada, where he has been a partner since April 1996. From 1991 until the founding of James, Driggs & Walch, he was a partner in the Las Vegas firm of Jolley, Urga, Wirth & Woodbury. In

1992, Mr. James was elected to the Nevada State Senate. He was reelected in 1994, and continues to serve as Chairman of the Senate Committee on Judiciary, and on the Natural Resources and Legislative Affairs and Operations committees. Mr. James is a director of ASSI, Inc. Mr. James has been a director of the Company since July, 1996.

     ERNEST T. KLINGER, age 62, has been the Chief Financial Officer and Vice President Finance and Administration of Arden Group, Inc. since 1983. He has held various finance and operating positions at Arden Group, Inc. since 1980. Mr. Klinger is a director of Chicago Pizza & Brewery, Inc. Mr. Klinger has been a director of the Company since July, 1996.


       COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT


     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and officers, and persons holding ten percent or more of a registered class of the Company's equity securities, to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's equity securities with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of any Section 16(a) forms they file.


     Based solely upon a review of the copies of the forms furnished to the Company and written representations of the Company's directors and executive officers, the Company believes that all filing requirements applicable to its officers, directors and ten-percent beneficial owners were complied with during fiscal 1997.


ITEM 10.  EXECUTIVE COMPENSATION



     SUMMARY COMPENSATION. The following table sets forth information concerning compensation of the Company's Chairman of the Board and Chief Executive Officer and each of the Company's other executive officers who received compensation from the Company in excess of $100,000 for the fiscal year ended June 30, 1997 (the "Named Executives"). The persons identified below were the Company's only executive officers during fiscal year 1997.

                          SUMMARY COMPENSATION TABLE

                                                                  SUMMARY ANNUAL
                                                                  COMPENSATION             LONG-TERM COMPENSATION
                                                              ----------------------   ------------------------------
                                                                                       STOCK OPTIONS    ALL OTHER
     NAME AND PRINCIPAL POSITION                 YEAR         SALARY        BONUS(1)      (SHARES)    COMPENSATION(2)
     ---------------------------                 ----         ------        --------   -------------  ---------------
Vincent J. Bitetti, Chairman of the Board         1997        $205,077       $14,029           0           $19,872
 and Chief Executive Officer                      1996         187,500        31,874           0            19,018
                                                  1995         150,000        75,000           0             6,200

Ulrich Gottschling, President, Chief              1997         126,295         8,602           0             9,145
 Operating Officer, Chief Financial               1996          80,134         1,500     200,000             5,909
 Officer, Treasurer and Secretary

Eric Winston, Former President and Chief          1997         140,000             0           0            17,040
 Operating Officer (3)                            1996         168,750        31,874           0            21,141
                                                  1995          75,000        15,000           0             9,600

---------------
(1)  The bonuses accrued for fiscal year 1995 were fully paid in December 1995.

(2) The amounts in this column consist of the following: (a) personal use of Company car: Mr. Bitetti -- $9,130 (1997),$9,576 (1996), $4,800 (1995),
     Mr. Winston -- $12,000 (1997), $9,302 (1996), $4,800 (1995), Mr.
     Gottschling -- $4,600 (1997), $2,500 (1996); (b) life insurance premiums:
     Mr. Bitetti  $5,370 (1997), $4,311 (1996), $1,400 (1995), Mr. Winston -- $0
     (1997), $4,750 (1996); and (c) medical insurance premiums: Mr. Bitetti -- $5,372 (1997), $5,131 (1996), $0 (1995), Mr. Winston -- $5,040 (1997),
     $7,089 (1996), $4,800 (1995), Mr. Gottschling -- $4,545 (1997), $3,409
     (1996).

(3) Mr. Winston terminated his employment with the Company effective November 1, 1996.


     OPTION GRANTS. The Company did not grant any options to any of the Named Executives during its fiscal year ended June 30, 1997.

     OPTION EXERCISES AND HOLDINGS. The following table sets forth information concerning each exercise of a stock option during the fiscal year ended June 30, 1997 by each of the Named Executives and the number and value of unexercised options granted by the Company held by each of the Named Executives on June 30, 1997.

              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-ENDED OPTION VALUES


                                                                 NUMBER OF SHARES          VALUE OF UNEXERCISED IN-
                            NUMBER OF                           UNDERLYING UNEXERCISED      THE-MONEY OPTIOPNS AT
                              SHARES                              OPTIONS AT 6/30/97              6/30/97(2)
                             ACQUIRED                          -------------------------   -------------------------
     NAME                    EXERCISE    VALUE REALIZED(1)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
     ----                   ---------    -----------------     -------------------------   -------------------------

Vincent J. Bitetti               0              $  0                         0/0                       $0/0

Ulrich E. Gottschling            0                 0                   200,000/0                        0/0

Eric Winston (3)            10,000            39,600                   282,838/0                  230,513/0

-------------------
(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(2) Market value of the shares covered by in-the-money options on June 30, 1997, less the option exercise price.
(3) Does not include a presently Exercisable option held by Mr. Winston to purchase 100,000 shares of Common Stock from Mr. Bitetti at $2.00 per share.

COMPENSATION OF DIRECTORS

     The Company pays each director who is not an employee of the Company a director's fee of $15,000 per year, and reimburses them for out-of-pocket expenses incurred in connection with their attendance at meetings. In addition, the 1995 Stock Option Plan provides for the grant of stock options to nonemployee directors of the Company without any action on the part of the Board of Directors or the Compensation Committee, upon the terms and conditions set forth in the 1995 Stock Option Plan. Each nonemployee director shall automatically receive nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and shall receive nonqualified options to acquire an additional 10,000 shares of Common Stock for each additional year that the nonemployee director continues to serve on the Board of Directors. Each option granted to a nonemployee director shall vest and become exercisable as to 50 percent of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50 percent on the second anniversary date of the grant, and will expire on the earlier of ten years from the date the option was granted, upon expiration of the 1995 Stock Option Plan, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options shall be equal to 100 percent of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option shall be subject to the other provisions of the 1995 Stock Option Plan.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Vincent J. Bitetti, Chairman of the Board and Chief Executive Officer, for a term ending on September 15, 1998. Pursuant to that employment agreement, commencing September 15, 1995, Mr. Bitetti was entitled to receive annual base compensation of $200,000. The employment agreement was amended to provide that effective July 2, 1996, Mr. Bitetti's base compensation was reduced to $160,000 per annum, subject to an increase by $40,000 per annum at such time as the Company realized net sales (gross sales less returns and allowances) of $1,500,000 or more for any three consecutive calendar months. During the three months ended December 31, 1996, the Company realized net sales in excess of $1,500,000, and accordingly, Mr. Bitetti's compensation was reinstated to $200,000 per annum. Mr. Bitetti's annual base compensation also is subject to escalation annually in accordance with the Consumer Price Index (the "CPI") effective May 1, 1997 and 1998. In addition, Mr. Bitetti's employment agreement entitles him to receive bonuses based on three criteria: attainment of specified gross revenues, attainment of specified gross profits, and attainment of specified pre-tax profitability. If the Company acquires any new businesses in the future, the related revenues and profits will not be taken into account in determining entitlements to these bonuses.

     The employment agreement would have entitled Mr. Bitetti to receive a bonus in the following amounts if the following gross revenues had been attained for the fiscal year ending June 30, 1997:

         GROSS REVENUES               CUMULATIVE CASH BONUS
         --------------               ---------------------
           $ 12,000,000                     $ 25,000
             16,000,000                       75,000
             24,000,000                      125,000



The gross revenue attainment levels required to receive each bonus level for each subsequent fiscal year will be increased by 60 percent annually.

     The employment agreement would have entitled Mr. Bitetti to receive a bonus in the following amounts if the following levels of gross profits (defined as annual sales revenue less all costs of sales as determined by the Company's independent public accountants) had been attained for the fiscal year ending June 30, 1997:


           GROSS PROFITS                CUMULATIVE CASH BONUS
           -------------                ---------------------
            $ 3,200,000                       $ 50,000
              3,600,000                         75,000
              4,000,000                        100,000


The gross profit levels required to receive each bonus level for each subsequent fiscal year will be increased by 60 percent annually.

     The employment agreement entitles Mr. Bitetti to the following amounts if the following levels of pre-tax profitability (defined as annual earnings before interest, taxes, depreciation and amortization divided by gross revenues) are attained for any fiscal year during the term of Mr. Bitetti's employment agreement:


       PROFITABILITY                CUMULATIVE CASH BONUS
       -------------                ---------------------
            10%                            $ 50,000
            15%                             100,000


     None of the three foregoing bonus milestones were attained for fiscal 1997, and accordingly, no bonus amounts were due to Mr. Bitetti for fiscal 1997.


     Pursuant to his employment agreement, Mr. Bitetti is entitled to certain other fringe benefits including use of a Company automobile or automobile allowance, $5,000,000 in life insurance coverage (provided that in no event will the Company be required to pay a premium for such insurance in excess of $7,500 per year) and the right to participate in the Company's customary benefit plans. Mr. Bitetti's employment agreement further provides that following the voluntary or involuntary termination of his employment by the Company, Mr. Bitetti is entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. These registration rights will only become effective upon the voluntary or involuntary termination of Mr. Bitetti's employment with the Company. Mr. Bitetti has agreed not to sell any shares of his Common Stock during the 18-month period beginning July 2, 1996 (except for 20,000 shares sold by Mr. Bitetti pursuant to that offering) except with the consent of the underwriters of the Company's initial public offering. Mr. Bitetti's employment agreement further provides that if the Company employs a new Chief Executive Officer, Mr. Bitetti's salary may not be less than that of such new Chief Executive Officer, up to a maximum of $300,000.

     The Company entered into an employment agreement with Ulrich E. Gottschling, as Chief Financial Officer, Treasurer and Secretary, for a term ending October 9, 1997. The employment agreement entitled Mr. Gottschling to receive annual cash compensation of $110,000. Pursuant to his employment agreement, on October 9, 1995 Mr. Gottschling also was granted options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. On April 30, 1996, Mr. Gottschling agreed to the termination of his existing 100,000 share option in consideration for the Company's agreement to grant to him a new 200,000 share option pursuant to the Company's 1992 Stock Option Plan. The Company granted this option to Mr. Gottschling on April 30, 1996. The option was exercisable upon the date of its grant as to 100,000 shares at a purchase price of $3.40 per share, and became exercisable as to an additional 100,000 shares on September 30, 1997 at a purchase price of $4.00 per share.

     Mr. Gottschling's employment agreement further provides that following the voluntary or involuntary termination of his employment by the Company, Mr. Gottschling is entitled to a single demand registration right with respect to the Common Stock held by or issuable to him pursuant to his employment agreement. This registration right has been satisfied as a result of the registration of all Common Stock underlying options issued pursuant to the 1992 Stock Option Plan.

     Effective February 1, 1997, Mr. Gottschling was appointed as President and Chief Operating Officer in addition to his then existing positions as Chief Financial Officer, Treasurer and Secretary. Simultaneously, the Company and Mr. Gottschling entered into amended employment agreement, for a two-year term expiring January 31, 1999. Pursuant to the amended employment agreement, Mr. Gottschling is entitled to receive annual base compensation of $150,000. Mr. Gottschling's annual base compensation also is subject to escalation annually in accordance with the CPI. In addition, Mr. Gottschling's employment agreement entitles him to receive bonuses based on the same three criteria as Mr. Bitetti's aforementioned agreement, with one exception: Mr. Gottschling's bonus amounts are at 80% of those of Mr. Bitetti. None of the bonus milestones were attained for fiscal 1997, and accordingly, no bonus amounts were due to Mr. Gottschling.

     Pursuant to his amended employment agreement, Mr. Gottschling is entitled to certain other fringe benefits including use of a Company automobile or automobile allowance and the right to participate in the Company's customary benefit plans. Mr. Gottschling's employment agreement further provides that following the voluntary or involuntary termination of his employment by the Company, Mr. Gottschling is entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. These registration rights will only become effective upon the voluntary or involuntary termination of Mr. Gottschling's employment with the Company. Mr. Gottschling has agreed not to sell any shares of his Common Stock during the 18-month period beginning July 2, 1996, except with the consent of the underwriters of the Company's initial public offering.

     The Company entered into an employment agreement with Eric H. Winston, the Company's former President and Chief Operating Officer, for a term ending on September 15, 1998. Pursuant to that employment agreement, commencing September 15, 1995, Mr. Winston was entitled to receive annual base compensation of $175,000. The employment agreement was amended to provide that effective July 2, 1996, Mr. Winston's base compensation was reduced to $140,000 per annum, subject to an increase of $35,000 per annum at such time as the Company realizes net sales of $1,500,000 or more for any three consecutive calendar months. This employment agreement makes Mr. Winston's salary also subject to escalation annually in accordance with the CPI. Mr. Winston's employment agreement entitles him to receive annual bonuses based on the same three criteria, and payable in accordance with the same provisions, described above with respect to Mr. Bitetti's employment agreement. Mr. Winston is also entitled to the same fringe benefits as Mr. Bitetti.

     On October 25, 1996, the Company entered into a Separation and Release Agreement with Mr. Winston. Such agreement became effective on November 1, 1996. Upon the effectiveness of that agreement, Mr. Winston ceased to be an officer, employee and director of the Company, but remains entitled to receive salary compensation at the rate of $140,000 per annum, an automobile allowance at the rate of $12,000 per annum and certain other benefits as provided in the agreement through September 15, 1998.

     Pursuant to a prior employment agreement, the Company has granted Mr. Winston options to purchase 292,838 shares of Common Stock at an exercise price of $0.06 per share. Mr. Winston's employment agreement further provides that following the voluntary or involuntary termination of his employment by the Company, Mr. Winston is entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. The registration rights became effective upon the termination of Mr. Winston's employment with the Company.
Mr. Bitetti has separately granted Mr. Winston a presently exercisable option to acquire 100,000 shares of Common Stock at a purchase price of $2.00 per share. Mr. Winston has agreed not to sell more than 10,000 shares of his Common Stock during the 18-month period beginning July 2, 1996 except with the consent of the underwriters of the Company's initial public offering.

     Pursuant to his employment agreement, Mr. Winston has granted Mr. Bitetti a right of first refusal as to all Common Stock that Mr. Winston may from time to time acquire. Such first refusal right provides that before Mr. Winston offers to sell any such Common Stock to any third party, he must first offer to sell such shares to Mr. Bitetti on no less favorable terms than proposed to be offered to the third party. If Mr. Bitetti rejects such offer, Mr. Winston is free to sell to the third party on terms no less favorable than offered to Mr. Bitetti.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Common Stock of the Company by (i) each person who is known to the Company to own, of record or beneficially, more than five percent of the Common Stock, (ii) each of the Company's directors and director nominees and (iii) all directors and executive officers as a group. Where the persons listed have the right to acquire additional shares of Common Stock through the exercise of options or warrants within 60 days, such additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership interests of any other person. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

NAME AND ADDRESS
OF BENEFICIAL OWNER                                      SHARES BENEFICIALLY OWNED
-------------------                                -------------------------------------
                                                       SHARES                 PERCENT(1)
                                                     ----------               ----------
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Vincent J. Bitetti(1)                                 1,234,634                   28.0%
26115 Mureau Road, Suite B,
Calabasas, California  91302

Ulrich E. Gottschling (2)                               200,000                    4.3%
26115 Mureau Road, Suite B,
Calabasas, California 91302

Ronald W. Hart(3)                                        10,000                      *
2200 Andover Square, #804
Little Rock, Arkansas 72227

Mark A. James(3)                                          5,000                      *
3404 Costa Verde Drive
Las Vegas, Nevada  89102

Ernest T. Klinger(3)                                      5,000                      *
30165 Avenida Esplendida
Rancho Palos Verdes, California  90275

All directors, director nominees                      1,454,634                   31.4%
and executive officers as a
group (five persons)(2)

OTHER BENEFICIAL OWNERS
-----------------------

Louis A. Habash(4)                                    4,856,657                   52.6%
5075 Spyglass Hill Drive
Las Vegas, NV  89122

Eric H. Winston(5)                                      382,838                    8.2%
5567 Springhill Court
Westlake Village, CA 91362

----------------
* Less than 1%

(1) Includes 100,000 shares of Common Stock which Mr. Winston is entitled to acquire from Mr. Bitetti pursuant to a presently exercisable option. Does not include up to 282,838 shares that may be acquired by Mr. Winston from the Company pursuant to the options described in (5) below, as to all of which Mr. Bitetti has a right of first refusal.

(2) Includes 200,000 shares of Common Stock issuable to Mr. Gottschling under presently exercisable options.

(3) Includes 5,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(4) Includes 40,000 shares of Common Stock and 4,816,657 shares of Common Stock issuable upon exercise of presently exercisable redeemable warrants. All such Common Stock and redeemable warrants are owned of record by ASSI, Inc., of which Mr. Habash is the sole beneficial owner.

(5) Includes 282,838 shares of Common Stock issuable under stock options granted by the Company to Mr. Winston, which are presently exercisable. Also includes 100,000 shares of Common Stock which Mr. Winston is entitled to acquire from Mr. Bitetti pursuant to a presently exercisable option.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


VOTING AGREEMENTS


     The Company has granted ASSI, Inc. and the underwriters for its initial public offering, The Boston Group, L.P. and Joseph Stevens & Company, L.P., each the right to nominate from time to time one director of the Company or to have an individual designated thereby attend all Board meetings as a nonvoting advisor. In fiscal 1997, neither The Boston Group, L.P. nor Joseph Stevens & Company, L.P. exercised its rights to nominate a director. Mark A. James is the director nominee of ASSI, Inc.


     Vincent J. Bitetti and Eric H. Winston have entered into voting agreements with each of ASSI, Inc., The Boston Group, L.P. and Joseph Stevens & Co., L.P. Pursuant to these agreements, Messrs. Bitetti and Winston have agreed to vote all of their Common Stock for the director nominees of ASSI, Inc., The Boston Group, L.P. and Joseph Stevens & Co., L.P. In addition, ASSI, Inc. has agreed to vote all of its shares of Common Stock for two directors nominated by Mr. Bitetti as long as he holds at least 20 percent of the outstanding Common Stock, and for one director nominated by Mr. Bitetti for as long as he holds at least ten percent but less than 20 percent of the outstanding Common Stock. Vincent
J. Bitetti has designated himself and Ulrich E. Gottschling as his nominees for such purpose. The voting agreements with ASSI, Inc. will terminate when Messrs. Bitetti and Winston together cease to owe at least ten percent of the outstanding Common Stock.


CERTAIN RELATIONSHIPS AND TRANSACTIONS

     In April 1995, Vincent J. Bitetti, for nominal consideration, granted Eric
H. Winston, the Company's former President and Chief Operating Officer, an option to purchase 100,000 shares of the Common Stock owned by Mr. Bitetti at an exercise price of $2.00 per share, such price determined to be the fair market value by management.

     The Company conducted a private offering (the "Private Placement") during September and October 1995, pursuant to which it sold 52.5 units (the "Units") at a price of $100,000 per Unit. Each Unit consisted of $95,000 principal amount of the Company's 10% Secured Promissory Notes due 1996 (the "Notes") and warrants to purchase 100,000 shares of Common Stock (the "Private

Warrants"). ASSI, Inc. purchased a total of 11 Units pursuant to such Private Placement, comprising $1,045,000 in principal amount of Notes and Private Warrants to purchase 1,100,000 shares of Common Stock. Upon the completion of the Company's initial public offering on July 8, 1996, all of the Notes were repaid in full. The Company paid ASSI, Inc. $1,122,588 in satisfaction of the Notes held by it. In addition, the Private Warrants were converted to redeemable warrants, as more fully described below.

     Contemporaneously with the Private Placement, Vincent J. Bitetti, the Company's Chairman of the Board and Chief Executive Officer, privately sold 107,500 shares of Common Stock for total cash consideration of $537,500. ASSI, Inc. purchased 40,000 of such shares for total cash consideration of $200,000.

     The Company entered into a Consulting Agreement with ASSI, Inc. dated April 30, 1996. Pursuant to that agreement, ASSI, Inc. agreed to provide certain consulting services to the Company, including advising the Company regarding executive recruiting. In consideration of the services to be provided by ASSI, Inc. pursuant to the Consulting Agreement, on April 30, 1996, the Company issued to ASSI, Inc. warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $4.40 per share. Pursuant to the Consulting Agreement, the Company also agreed to certain changes to the terms of the Private Warrants held by ASSI, Inc. as described below.

     On May 30, 1996, the Company entered into a Note Purchase Agreement with ASSI, Inc. pursuant to which ASSI, Inc. loaned the Company $500,000 (the "ASSI Convertible Loan"). The ASSI Convertible Loan bore interest at the rate of eight percent per annum. The principal of and all accrued interest on the ASSI Convertible Loan was due in full on the earlier of September 1, 1996 or the closing date of the Company's initial public offering, which occurred on July 8, 1996. Upon the closing of the Company's initial public offering, ASSI, Inc. exercised its option to convert all of the ASSI Convertible Loan into warrants to purchase Common Stock at a conversion price of $.25 per warrant. Warrants to purchase a total of 2,016,657 shares of Common Stock were issued upon the conversion of the ASSI Convertible Loan.

     Upon the completion of the Company's initial public offering on July 8, 1996, the terms of all of the warrants held by ASSI, Inc. became substantially the same as those of the redeemable warrants issued by the Company in the initial public offering except that (i) they became exercisable October 1, 1996,
(ii) they are not mandatorily redeemable by the Company and (iii) they are subject to separate registration rights, including one demand registration right and unlimited piggy-back registration rights for as long as they are held by ASSI, Inc. or one of its affiliates. Upon a transfer of the ASSI warrants to any nonaffiliate of ASSI, Inc., the terms of such transferred ASSI warrants will become identical to those of the Company's redeemable warrants. The demand registration rights will expire on August 31, 2001. Until and unless exercised, the holders of the ASSI warrants will have no voting, dividend or other rights as stockholders of the Company.


     Mark A. James, a director of the Company, is also a member of the law firm of James, Driggs & Welch, which performed legal services on behalf of the Company in fiscal 1997.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 27, 1997         SOUND SOURCE INTERACTIVE, INC.



                                By /s/ Vincent J. Bitetti
                                   ------------------------------------
                                   Vincent J. Bitetti, Chairman of the
                                   Board and Chief Executive Officer





Date:  October 27, 1997         By /s/ Ulrich E. Gottschling
                                   ------------------------------------
                                   Ulrich E. Gottschling, Chief Financial
                                   Officer Treasurer and Secretary
                                   (principal financial and accounting officer)