Form 10QSB
period 1997-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1997-11-13
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1997
                                        ---------



    Transition report under Section 13 or 15 (d) of the Exchange Act


For the transition period from __________ to __________


Commission file number  0-28604
                        -------



SOUND SOURCE INTERACTIVE, INC.
-----------------------------
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


__________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ___     ___________

    The number of shares outstanding of the issuer's common stock as of October 31, 1997 was 4,412,099
             ----------


    Transitional Small Business Disclosure Format (check one):


                         Yes            No   X
                             _________      ___

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                       FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1997 AND 1996


                                     INDEX


                                                                PAGE NO.
                                                                -------
PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements


Condensed Consolidated Balance Sheet - September 30, 1997          3


Condensed Consolidated Statements of Operations--Three-month
 periods ended September 30, 1997 and 1996                         4


Condensed Consolidated Statements of Cash Flows--Three-month
 periods ended September 30, 1997 and 1996                         5


Notes to the Condensed Consolidated Financial Statements           7


ITEM 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               7

Outlook                                                            9

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                         10

ITEM 5.  Other Information                                         10

ITEM 6.  Exhibits and Reports on Form 8-K                          10

Signature Page                                                     11

Financial Data Schedule                                            12


                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997


ASSETS
     Current Assets:
       Cash and cash equivalents                                   $    468,624
       Accounts receivable - net                                        690,249
       Inventory - net                                                  258,563
       Prepaid royalties                                              1,750,466
       Prepaid expenses                                                  34,107
                                                                   ------------

       Total current assets                                           3,202,009



     Property and equipment - net                                       387,799
                                                                   ------------
     Other assets                                                        14,553
                                                                   ------------

TOTAL ASSETS                                                       $  3,604,361
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
       Accounts payable and accrued expenses                       $    917,873
       Accrued compensation and related taxes                           252,976
       Accrued royalties                                              1,628,855
       Current portion of capital lease obligations                       8,991
       Deferred revenues                                                 12,000
                                                                   ------------

       Total current liabilities                                      2,820,695
                                                                   ------------

     Capital lease obligations, net of current portion                    1,722
                                                                   ------------

     Stockholder's Equity:
        Common stock - $.001 par value,
        20,000,00 shares authorized, 4,412,099 shares
        issued and outstanding                                            4,413
        Warrants                                                      1,104,925
        Additional paid-in capital                                   13,512,893
        Accumulated deficit                                         (13,840,287)
                                                                   ------------

       Total stockholders' equity                                       781,944
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,604,361
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

                        SOUND SOURCE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                           1997          1996
                                           ----          ----
Net sales                               $1,065,579    $ 919,856
Cost of sales                              405,016      392,615
                                        ----------    ---------

Gross profit                               660,563      527,241
                                        ----------    ---------

Operating costs and expenses:
  Marketing and sales                      409,945      279,703
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                88,095       89,303
  Other general and administrative         427,935      350,824
  Research and development                 321,076      267,422
                                        ----------    ---------

Total operating costs and expenses       1,247,051      987,252
                                        ----------    ---------

Operating loss                            (586,488)    (460,011)

Other income                                 2,273       12,260
                                        ----------    ---------

Net loss                                $ (584,215)   $(447,751)
                                        ==========    =========

Net loss per common share               $    (0.13)   $   (0.10)
                                        ==========    =========

Weighted average number of common
  shares outstanding                     4,409,849    4,265,215
                                        ==========    =========




See accompanying notes to condensed consolidated financial statements.

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                         1997         1996
                                                      ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (584,215)  $  (447,751)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                        31,159        19,445
    Allowance for sales returns                              --       144,960
    Allowance for inventories                                --        18,683
    Common stock and common stock options
      issued for services rendered                       88,095        89,303
    Changes in operating assets and liabilities:
      Accounts receivable                               670,867         3,036
      Inventories                                       (29,886)        8,281
      Prepaid royalties                                (131,903)       (7,908)
      Prepaid expenses and other                         43,766      (100,933)
      Accounts payable and accrued expenses            (137,627)     (408,227)
      Accrued compensation and related taxes            (19,783)       47,707

      Accrued interest                                       --      (367,695)
      Accrued royalties                                 (44,886)      117,069
                                                     ----------   -----------

Net cash used by operating activities                  (114,413)    (884,030)
                                                     ----------   ----------

Cash flows from investing activities-
  Purchases of property and equipment                    (4,503)    (244,091)
                                                     ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    180    7,948,372
  Proceeds from issuance of warrants                         --      341,575
  Repayment of notes payable                                 --   (4,987,500)
  Deferred offering costs                                    --      620,904
  Payments on capital lease obligations                  (3,099)      (6,562)
  Repayment of short term advance                            --     (400,000)
                                                     ----------   ----------

Net cash (used in) provided by financing activities      (2,919)   3,516,789
                                                     ----------   ----------

Net change in cash and cash equivalents                (121,835)   2,388,668
Cash and cash equivalents, beginning of period          590,459      181,985
                                                     ----------   ----------
Cash and cash equivalents, end of period             $  468,624   $2,570,653
                                                     ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,


                                                          1997        1996
                                                          ----        ----
Supplemental disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                             $  960    $375,748
                                                         ======    ========
    Income taxes                                         $    0    $      0
                                                         ======    ========


Supplemental disclosure of noncash investing and financing activities:

During the three-month period ended September 30, 1996, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.



See accompanying notes to condensed consolidated financial statements.

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996




NOTE A - BASIS OF PRESENTATION
------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Sound Source Interactive, Inc. and its wholly owned subsidiary (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

NOTE B -ROYALTIES
-----------------

The Company enters into license agreements with movie studios, actors and sound developers for recognized movie and television properties, which require the Company to pay upfront minimum guarantees against future royalties. The license agreements generally require the Company to pay a percentage of sales of the products but no less than a specified amount (the minimum guaranteed royalty). The Company records the minimum guaranteed royalty as a liability and a related asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual net product sales. Royalty liabilities in excess of the minimum guaranteed amount are recorded when such amounts are earned by the licensor.


NOTE C - ACCOUNTS RECEIVABLE AND SHORT TERM ADVANCE
---------------------------------------------------

During the three-month periods ended September 30, 1997 and 1996, $839,285 and $819,818 respectively of the Company's net sales were generated by or through Simon & Schuster Interactive Distribution Services (SSIDS). As of September 30, 1997, $564,720 of the accounts receivable balance is due from SSIDS. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, SSIDS provides distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.


NOTE D - CASH AND CASH EQUIVALENTS
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales. Net sales increased by 15.8 percent from $919,856 for the three months ended September 30, 1996 to $1,065,579 for the three months ended September 30, 1997. This increase is primarily attributable to increased distribution of the Company's products within the North American retail channel. The Company introduced one new product during the three months ended September 30, 1997, as compared to four new products introduced during the three months ended September 30, 1996. During the three months ended December 31, 1997, the Company plans to introduce five new products, including its first interactive video game. The Company began receiving payments during the three months ended September 30, 1997 from IONA Software, Ltd., the Company's exclusive distributor of localized foreign language products, and continued receiving revenues from alternative sources such as unlocking of encrypted CD-ROMS. The Company believes that revenues associated with alternative sources, such as localized product sales, unlocking of encrypted CD-ROMs, direct mail, and coupons will increase during the three months ended December 31, 1997

Cost of Sales. Cost of sales increased by 3.2 percent from $392,615 for the three months ended September 30, 1996 to $405,016 for the three months ended September 30, 1997. However, cost of sales as a percentage of sales decreased from 42.7 percent to 38.0 percent during these respective periods. The increase in total cost of sales is due to the above noted 15.8 percent increase in revenues offset partially by reduced replication and royalty costs. During the three months ended September 30, 1996, a significant portion of the Company's revenues was derived from the sale of one product which had a higher royalty rate than the Company's current/newer products which resulted in a higher cost of goods amount as compared to the current period. The Company anticipates that the royalty percentage for the three-month period ended December 31, 1997 may increase due to sales from one of the Company's new products which has a higher than normal royalty rate. Additionally during the three months ended September 30, 1997, the Company recognized $82,095 of revenues from one of its international distributors for which cost of goods sold is limited to royalty costs.

Marketing and Sales. Marketing and sales expenses increased by 46.6 percent from $279,703 for the three months ended September 30, 1996 to $409,945 for the three months ended September 30, 1997, and increased as a percentage of sales from
30.4 percent to 38.5 percent, respectively. The change in dollar amount is principally related to marketing and sales efforts to support the new product that the Company released during the three months ended September 30, 1997, as well as a significant increase in marketing related to products expected to be released during the three months ended December 31, 1997. The Company anticipates that certain of the marketing and sales costs associated with the introduction of new products will result in sales of performing products continuing beyond the initial launch period, although there can be no assurance such will occur.

Research and Development. Research and Development costs increased 20.0 percent from $267,422 during the three months ended September 30, 1996 to $321,076 for the three months ended September 30, 1997, and increased as a percentage of sales from 29.1 percent to 30.1 percent, respectively. These increases were primarily attributable to continued development costs of the five products that the Company is introducing during the three month period ended December 31, 1997, the continued development of one of the Company's interactive video games, and development of other products anticipated to be released during the first six months of calendar 1998.

General and Administrative. General and administrative expenses increased by
17.2 percent from $440,127 during the three months ended September 30, 1996 to $ 516,030 for the three months ended September 30, 1997, and increased as a percentage of sales from 47.8 percent to 48.4 percent, respectively. These increases were primarily due to legal expenses related to the Company's lawsuit against Acclaim Distribution, Inc., increased depreciation expense and increased compensation costs related to accrued bonuses. Included in general and administrative expenses for the three months ended September 30, 1997 and 1996 is $88,095 and $89,303, respectively, related to compensation expense in connection with common stock and common stock options issued for services rendered.

LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 1997, the Company had working capital of $381,314 in comparison with $851,290 at June 30, 1997, a decrease of $469,976. Cash and cash equivalents decreased $121,835 primarily as a result of losses incurred by the Company during the three months ended September 30, 1997 and payment of royalties offset partially by collection of accounts receivable.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and matures one year from the date of the agreement. The Company made its first borrowings under this agreement in November, 1997.

The Company expects to meet its cash requirements out of its cash reserves, cash inflows generated from operating activities, and borrowings under the aforementioned factoring agreement during the foreseeable future.


OUTLOOK


The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding the Company's sales and future revenues, statements regarding future research and development costs and products, and statements regarding the future flexibility of the Company's cash reserves. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Please consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and 10-KSB and Annual Report to Stockholders.


Sound Source Interactive, Inc. does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Consumer Preferences and Product Returns. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through. Games, in particular, can have very wide degrees of success or failure in terms of customer acceptance. The Company is entering the Game market for the first time during the three-month period ending December 31, 1997. Actual sell through of the games published by the Company can not be determined as of this time. The Company records a reserve for returns based upon its prior experience and current market conditions. There can be no assurance that its actual losses due to returns will not exceed the reserved amount.

Product Ship Schedules. Delays on product ship schedules can cause problems with product fulfillment, revenue recognition and retailer orders.

Employment of Vincent J. Bitetti. Vincent J. Bitetti, Chairman of the Board and Chief Executive Officer of the Company, is employed under an employment agreement which expires on September 15, 1998. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. In particular, the loss of the services of Vincent J. Bitetti without appropriate planning could have a material adverse effect on the Company. In addition to his duties as Chairman of the Board and Chief Executive Officer, Mr. Bitetti is the executive producer of all Company products, conceptualizes, reviews and "green lights" all title development, and has led the negotiations for all studio license and promotional/partnership agreements.

Distribution Channels. Traditional retail distribution channels have been experiencing a major restructuring and are fostering the development of alternative distribution outlets. The Company intends to explore new and innovative distribution methods, the success of which cannot be assured.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


The Company and its officers and directors are, and in the future the Company and/or its officers and directors could be, involved in suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim Distribution Inc. seeking compensatory damages of at least $2,124,259 and consequential damages of at least $20,000,000 arising out of Acclaim's alleged breach of its exclusive worldwide distribution agreement with the Company and other related matters. This action is scheduled for trial commencing February 1998.


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



SOUND SOURCE INTERACTIVE, INC.



By: /s/Vincent Bitetti                                 Date: November 13, 1997
    ------------------                                       -----------------
Vincent Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Ulrich E. Gottschling                           Date: November 13, 1997
    ------------------------                                 -----------------
Ulrich E. Gottschling
President, Chief Operating Officer,
Chief Financial Officer, Treasurer and Corporate Secretary
(Chief Financial Officer)