Form 10QSB
period 1997-12-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1998-02-02
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997
                                       ---------

     Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-28604
                        ------

SOUND SOURCE INTERACTIVE, INC.
-----------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                             95-426046
              --------                             ---------
     (State or Other Jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)           Identification No.)

26115 MUREAU ROAD, SUITE B, CALABASAS, CALIFORNIA 91302-3126
------------------------------------------------------------
(Address of Principal Executive Offices)

(818) 878-0505
--------------
(Issuer's Telephone Number, Including Area Code)

_______________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___XXX____  No ___________

     The number of shares outstanding of the issuer's common stock as of January 21, 1998 was 4,515,099
            ----------

     Transitional Small Business Disclosure Format (check one):

                          Yes _________  No ___XXX____

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                       FOR THE THREE MONTH PERIODS ENDED
                           DECEMBER 31, 1997 AND 1996

                                     INDEX

                                                               PAGE NO.
                                                               -------

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - December 31, 1997            3

Condensed Consolidated Statements of Operations - Three month periods ended December 31, 1997 and 1996, and the six month
  periods ended December 31, 1997 and 1996                          4

Condensed Consolidated Statements of Cash Flows - Six month
  periods ended December 31, 1997 and 1996                          6

Notes to the Condensed Consolidated Financial Statements            8

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              10

Outlook                                                            13

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                         14

ITEM 5.  Other Information                                         14

ITEM 6.  Exhibits and Reports on Form 8-K                          15

Signature Page                                                     16

Financial Data Schedule                                            17

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

ASSETS

Current Assets:
     Cash and cash equivalents                         $     46,674
     Accounts receivable - net                            2,750,839
     Inventory - net                                        260,538
     Prepaid royalties                                    1,560,141
     Prepaid expenses                                       115,333
                                                       ------------

     Total current assets                                 4,733,525

Property and equipment - net                                357,888
                                                       ------------

TOTAL ASSETS                                           $  5,091,413
                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses             $    995,075
     Accrued compensation and related taxes                 288,240
     Accrued royalties                                    1,645,547
     Current portion of capital lease obligations             6,223
     Deferred revenues                                       12,000
                                                       ------------

Total current liabilities                                 2,947,085
                                                       ------------

Capital lease obligations, net of current portion             1,009
                                                       ------------

Stockholder's Equity:
     Common stock - $.001 par value, 20,000,000
     shares authorized, 4,412,099 shares issued
     and outstanding                                          4,412
     Warrants                                             1,104,925
     Additional paid-in capital                          13,600,988
     Accumulated deficit                                (12,567,006)
                                                       ------------

Total stockholders' equity                                2,143,319
                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  5,091,413
                                                       ============

See notes to condensed consolidated financial statements.

                         SOUND SOURCE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                        1997           1996
                                                     -----------   ------------

Net revenues                                         $3,007,390     $1,510,389
Cost of sales                                         1,059,474        568,067
                                                     ----------     ----------

Gross profit                                          1,947,916        942,322
                                                     ----------     ----------

Operating costs and expenses:
     Marketing and sales                                539,941        413,049
     Compensation in connection with
     common stock and common stock
     options issued for services
     rendered                                            88,095         89,304
     Other general and administrative                  (223,546)       664,030
     Research and development                           253,644        293,772
                                                     ----------     ----------
     Total operating costs and expenses                 658,134      1,460,155

Operating income (loss)                               1,289,782       (517,833)

Other income (expense)                                  (16,502)        24,747
                                                     ----------     ----------

Income (loss) before provision for income taxes       1,273,280       (493,086)

Provision for income taxes                                                 800
                                                     ----------     ----------

Net income (loss)                                    $1,273,280     $ (493,886)
                                                     ==========     ==========

Basic earnings (loss) per share                      $     0.29     $    (0.11)
                                                     ==========     ==========
Diluted earnings (loss) per share                    $     0.27     $    (0.11)
                                                     ==========     ==========

Weighted average number of common
  shares outstanding - Basic                          4,412,099      4,370,976
                                                     ==========     ==========

Weighted average number of common
  shares outstanding - Diluted                        4,750,456      4,370,976
                                                     ==========     ==========

See notes to condensed consolidated financial statements.

                         SOUND SOURCE INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                        1997          1996
                                                     -----------   -----------

Net revenues                                         $4,072,969    $2,430,246
Cost of sales                                         1,464,491       953,002
                                                     ----------    ----------

Gross profit                                          2,608,478     1,477,244
                                                     ----------    ----------

Operating costs and expenses:
   Marketing and sales                                  949,885       692,752
   Compensation in connection with
   common stock and common stock
   options issued for services
   rendered                                             176,190       178,607
   Other general and administrative                     204,389     1,014,853
   Research and development                             574,720       568,874
                                                     ----------    ----------
   Total operating costs and expenses                 1,905,184     2,455,086

Operating income (loss)                                 703,294      (977,842)

Other income (expense)                                  (14,231)       37,007
                                                     ----------    ----------

Income (loss) before provision for income taxes         689,063      (940,835)

Provision for income taxes                                                800
                                                     ----------    ----------

Net income (loss)                                    $  689,063    $ (941,635)
                                                     ==========    ==========
Basic earnings (loss) per share                      $     0.16    $    (0.22)
                                                     ==========    ==========
Diluted earnings (loss) per share                    $     0.15    $    (0.22)
                                                     ==========    ==========

Weighted average number of common
  shares outstanding - Basic                          4,410,974     4,318,096
                                                     ==========    ==========

Weighted average number of common
  shares outstanding - Diluted                        4,746,660     4,318,096
                                                     ==========    ==========

See notes to condensed consolidated financial statements.

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIODS ENDED DECEMBER 31,

                                                             1997           1996
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   689,063    $  (941,636)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                             63,647         44,453
    Allowance for sales returns                              341,983        144,420
    Allowance for bad debts                                 (703,421)
    Common stock and common stock options
      issued for services rendered                           176,190        178,607
    Changes in operating assets and liabilities:
      Accounts receivable                                 (1,028,283)      (587,103)
      Inventories                                            (31,861)       (50,887)
      Prepaid royalties                                       58,423       (101,713)
      Prepaid expenses and other                             (22,907)       (43,953)
      Accounts payable and accrued expenses                  (60,427)      (359,775)
      Accrued compensation and related taxes                  15,482        270,573
      Accrued interest                                                     (367,695)
      Accrued royalties                                       28,195        144,100
      Deferred revenues                                                     (67,704)
                                                         -----------    -----------

Net cash used by operating activities                       (530,307)    (1,738,313)
                                                         -----------    -----------

Cash flows from investing activities-
  Purchases of property and equipment                         (7,080)      (266,308)
                                                         -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         180      7,948,373
  Proceeds from issuance of warrant                                         341,575
  Repayment of notes payable                                             (4,987,500)
  Deferred offering costs                                                   620,904
  Payments on capital lease obligations                       (6,580)       (13,283)
  Repayment of short term advance                                          (400,000)
                                                         -----------    -----------

Net cash (used in) provided by financing activities           (6,400)     3,510,069
                                                         -----------    -----------

Net change in cash and cash equivalents                     (543,785)     1,505,448
Cash and cash equivalents, beginning of period               590,459        181,985
                                                         -----------    -----------

Cash and cash equivalents, end of period                 $    46,674    $ 1,687,433
                                                         ===========    ===========

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  FOR THE SIX MONTH PERIODS ENDED DECEMBER 31,

                                                       1997       1996
                                                      -------   --------

Supplement disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                          $18,501   $381,430
                                                      =======   ========
    Income taxes                                      $     0   $      0
                                                      =======   ========
Supplemental disclosure of noncash investing
and financing activities:


During the six-month period ended December 31, 1996, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.


See notes to condensed consolidated financial statements.

                 SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Sound Source Interactive, Inc. and its wholly owned subsidiary (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year, particularly given the seasonal nature of the Company's business. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

NOTE B - INITIAL PUBLIC OFFERING (IPO)
--------------------------------------

On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totaled $7,973,305, net of offering costs of $1,926,695. On August 14, 1996, the underwriters exercised a portion of their "overallotment" option, pursuant to the underwriting agreement, which resulted in the Company issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totaled $594,161, net of offering costs of $88,783.

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTY
---------------------------------------------------------

On July 7, 1996, in connection with the IPO, the Company repaid notes payable issued during fiscal 1996 aggregating $4,987,500 plus accrued interest of $373,753.

On July 7, 1996, in connection with the IPO, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party of $500,000, plus accrued interest of $4,164.

NOTE D - ACCOUNTS RECEIVABLE AND SHORT TERM ADVANCE
---------------------------------------------------

In June 1995, the Company entered into a sales and distribution agreement with a subsidiary of Acclaim Entertainment, Inc. (Acclaim). Under the terms of the agreement, Acclaim was responsible for the distribution of the Company's products on a worldwide basis to retail accounts. Effective April 1, 1996, such agreement was terminated.

In July 1996, Acclaim submitted certain information to the Company together with payment of $256,067 and a promissory note with a principal amount of $256,067, maturing August 26, 1996 and bearing interest at 10% per annum. Such represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim, it was noted that the Company was not obligated to repay a short-term advance totaling $400,000 previously made by Acclaim to the Company. On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note. On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim. On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of liability. The Company will net approximately $1,050,000 after payment for legal, accounting and other costs associated with the lawsuit.

As of December 31, 1997, $2,354,217 of the accounts receivable balance is due from Simon & Schuster Interactive Distribution Services (SSIDS) and $703,421 is due from Acclaim pursuant to the settlement noted above. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, which expires on May 31, 1998, SSIDS will provide distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.


NOTE E - CASH AND CASH EQUIVALENTS
----------------------------------

The Company invests all excess cash in working capital asset management accounts
with Merrill Lynch and Company.   All such amounts are 100% federally insured at
all times.

NOTE F - DETERMINATION OF EARNINGS PER SHARE COMPUTATION
--------------------------------------------------------

                                     First         Second     Six Month
                                    Quarter       Quarter       Period
                                   ----------    ----------   ----------

Basic EPS Computation
  Numerator                        $ (584,215)   $1,273,280   $  689,063

  Denominator                       4,409,849     4,412,099    4,410,974

  Basic EPS                        $    (0.13)   $     0.29   $     0.16


                                     First         Second     Six Month
                                    Quarter       Quarter       Period
                                   ----------    ----------   ----------

Diluted EPS Computation
  Numerator                        $ (584,215)   $1,273,280   $  689,063

  Denominator
    Common shares outstanding       4,409,849     4,412,099    4,410,974
    Options                                         338,357      335,686
                                   ----------    ----------   ----------
                                    4,409,849     4,750,456    4,746,660

  Diluted EPS                      $    (0.13)   $     0.27   $     0.15

As of December 31, 1997, the Company has issued options to purchase a total of 873,773 shares of the Company's common stock. Of such amount, options to purchase 584,923 shares of common stock are included in the above diluted earnings per share computation. Of the remaining 288,850 outstanding options to purchase shares of common stock, 268,850 options were excluded from the above diluted earnings per share computation as they were not vested as of December 31, 1997, and 20,000 options to purchase shares of common stock were excluded as inclusion would be anti-dilutive.

As of December 31, 1997, the Company has issued warrants to purchase a total of 11,078,097 shares of the Company's common stock. All of such warrants have been excluded from the above diluted earnings per share computation, as inclusion would be anti-dilutive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

Net Sales. Net sales increased by 99.1 percent from $1,510,389 for the three months ended December 31, 1996 to $3,007,390 for the three months ended December 31, 1997. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS) and other direct sales in North America. Sales to international distributors for the three months ended December 31, 1997 were approximately $223,625, as compared to $419,268 during the same period during fiscal 1996. This decrease is principally due to the Company entering into a republishing agreement with One Stop, Ltd., the Company's primary international distributor. Under the terms of the republishing agreement, One Stop, LTD is responsible for all manufacturing, marketing and sales costs and pays the Company a republishing fee rather than purchasing product directly from the Company. Sales to SSIDS for the three-month period ended December 31, 1997, were approximately $2,633,508, as compared to $706,034 during the same period during fiscal 1996.

Cost of Sales. Cost of sales increased by 86.5 percent from $568,067 for the three months ended December 31, 1996 to $1,059,474 for the three months ended December 31, 1997. However, cost of sales as a percentage of sales decreased from 37.6 percent to 35.2 percent during these respective periods. The increase in total cost of sales is due to the above noted 99.1 percent increase in net revenues. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced products and continued reductions in manufacturing costs, specifically decreased disc replication costs and decreased product packaging costs. The Company does not believe that further significant decreases in cost of sales as a percentage of net sales can be achieved as the Company currently receives volume discounts. The Company believes that any further volume discounts related to manufacturing costs would be insignificant as a percentage of net sales. During the third fiscal quarter of fiscal 1998, the Company anticipates introducing new upscale packaging for its children's products. Not only will newly introduced products have the new packaging, but previously introduced products will also be converted to the new packaging. As of December 31, 1997, the Company has both finished goods and raw materials in inventory of the current packaging style. Although the Company intends to fully utilize all such packaging prior to the introduction of the new packaging, there can be no assurance that such will occur. The Company does not believe that any costs associated with the disposal of any outdated packaging will have a material impact on the consolidated financial statements in the future.

Marketing and Sales. Marketing and sales expenses increased by 30.7 percent from $413,049 for the three months ended December 31, 1996 to $539,941 for the three months ended December 31, 1997, and decreased as a percentage of sales from 27.3 percent to 18.0 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the quarter and increased salaries due to additional sales personnel. The decrease as a percentage of sales is due to the above noted 99.1 percent increase in sales. The Company believes that marketing and sales expenses will continue to increase as the Company continues to introduce new products and as the Company attempts to obtain greater market share and brand loyalty.

Research and Development. Research and Development costs decreased 13.7 percent from $293,772 during the three months ended December 31, 1996 to $253,644 for the three months ended December 31, 1997, and decreased as a percentage of sales from 19.5 percent to 8.4 percent, respectively. The decrease in costs is due to the Company's increased efficiency in its internal development activities, reduced external development costs due to excess availability of computer animators, illustrators, artists and code personnel. The Company anticipates that Research and Development costs will increase as the Company hires additional personnel to support an increase in the number of products under development, particularly as the Company will begin development of its "Christmas" 1998 products during the March 1998 quarter.

General and Administrative. General and administrative expenses decreased from $664,030 during the three months ended December 31, 1996 to $(223,546) for the three months ended December 31, 1997. Included in general and administrative expenses for the three months ended December 31, 1997 is a one-time recovery of $703,421 related to the collection of accounts receivable that had been previously reserved in full. Included in general and administrative expenses for the three months ended December 31, 1996 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. Excluding the two above noted events, general and administrative expenses increased from $334,386 during the three months ended December 31, 1996 to $479,875 during the three months ended December 31, 1997, primarily due to the Company recording management performance bonuses of $75,000 and the Company incurring approximately $26,000 in consulting fees related to the management of the Company's rapid growth. No such expenses were incurred during the three months ended December 31, 1996.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $88,095 and $89,304 for the three months ended December 31, 1997 and 1996, respectively, and relate to the vesting of common stock options issued during fiscal 1994.

Six Months Ended December 31, 1997 Compared to the Six Months Ended December 31, 1996

Net Sales. Net sales increased by 67.6 percent from $2,430,246 for the six months ended December 31, 1996 to $4,072,969 for the six months ended December 31, 1997. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS) and other direct sales in North America. Sales to international distributors for the six months ended December 31, 1997 were approximately $308,869, as compared to $435,131 for the six months ended December 31, 1996. Sales to SSIDS for the six-month period ended December 31, 1997 were approximately $3,361,640, as compared to $1,525,907 during the six months ended December 31, 1996.

Cost of Sales. Cost of sales increased by 53.7 percent from $953,002 for the six months ended December 31, 1996 to $1,464,491 for the six months ended December 31, 1997. However, cost of sales as a percentage of sales decreased from 39.2 percent to 36.0 percent during these respective periods. The increase in total cost of sales is due to the above noted 67.6 percent increase in net revenues. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced products and continued reductions in manufacturing costs. The Company does not believe that further significant decreases in cost of sales as a percentage of net sales can be achieved.

Marketing and Sales. Marketing and sales expenses increase by 37.1 percent from $692,752 for the six months ended December 31, 1996 to $949,885 for the six months ended December 31, 1997, and decreased as a percentage of sales from 28.5 percent to 23.3 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the six-month period and increased salaries due to additional sales personnel. The decrease as a percentage of sales is due to the above noted 67.6 percent increase in sales. The Company believes that marketing and sales expenses will continue to increase as the Company continues to introduce new products and as the Company attempts to obtain greater marked share and brand loyalty.

Research and Development. Research and Development costs increased by 1.0 percent from $568,874 during the six months ended December 31, 1996 to $574,720 for the six months ended December 31, 1997, and decreased as a percentage of sales from 23.4 percent to 14.1 percent, respectively. The increase in costs is primarily associated with increased quantity and quality of products under development. The Company anticipates that Research and Development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products under development and to perform certain development activities internally.

General and Administrative.  General and administrative expenses decreased by
79.9 percent from $1,014,853 during the six months ended December 31, 1996 to $204,389 for the six months ended December 31, 1997, and decreased as a percentage of sales from 41.8 percent to 5.0 percent, respectively. Included in general and administrative expenses for the six months ended December 31, 1997 is a one-time recovery of $703,421 related to the collection of accounts receivable that had been previously reserved in full. Included in general and administrative expenses for the six months ended December 31, 1996 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. Excluding the two above noted events, general and administrative expenses increased from $685,209 during the six months ended December 31, 1996 to $907,810 during the six months ended December 31, 1997, primarily due to the Company recording management performance bonuses of $100,000 and the Company incurring approximately $26,000 in consulting fees related to related to the management of the Company's rapid growth. No such expenses were incurred during the six months ended December 31, 1996.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $176,190 and $178,607 for the six month periods ended December 31, 1997 and 1996, respectively, and relate to the vesting of common stock options issued during fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had working capital of $1,786,440 in comparison with $851,290 at June 30, 1997, an increase of $935,150. Cash and cash equivalents decreased $543,785. Accounts receivable increased $1,389,721 due to increased sales of products to the Company's North American distributor and an accounts receivable in the amount of $703,421 from the Company's former distributor which had been previously deemed uncollectible.

During the six months ended December 31, 1997, current liabilities decreased by $15,015 from $2,962,100 at June 30, 1997 to $2,947,085 at December 31, 1997.
This change is not considered significant.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and matures one year from the date of the agreement. As of December 31, 1997, the Company had outstanding borrowings under the agreement aggregating $460,768, all of which were fully repaid on January 9, 1998. Such borrowing have been recorded as an offset to accounts receivable in the accompanying condensed consolidated balance sheet.

The Company has experienced a significant increase in growth during the last six-month period, as compared to the same period of time in the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company may require additional financing to fund its growth.

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

Employment of Vincent J. Bitetti. Vincent J. Bitetti, Chairman of the Board and Chief Executive Officer of the Company, is employed under an employment agreement, which expires on September 15, 1998. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. In particular, the loss of the services of Vincent J. Bitetti without appropriate planning could have a material adverse effect on the Company. In addition to his duties as Chairman of the Board and Chief Executive Officer, Mr. Bitetti is the executive producer of all Company products, conceptualizes reviews and "green lights" all title development, and has led the negotiations for all studio license and promotional/partnership agreements.

Technological Developments. The personal computer software industry is characterized by rapid technological advancement and the uncertainty of new breakthroughs and developments in emerging areas such as the Internet and DVD-ROM.

Distribution Channels. Traditional retail distribution channels have been experiencing a major restructuring and are fostering the development of alternative distribution outlets. The Company intends to explore new and innovative distribution methods, the success of which cannot be assured. In the traditional retail distribution channel, there continues to be an excess of companies and products competing for available retail shelf space. Accordingly, retail shelf space is extremely difficult and expensive to obtain and maintain. Products that do not immediately sell well are removed from the retail shelves and returned to the publisher.

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

Research and Development. Research and development costs can vary significantly depending on the products currently in development and potential products the Company may choose to develop.

Consumer Preferences. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through. Games, in particular, can have very wide degrees of success or failure in terms of customer acceptance. The Company has entered the Games market for the first time during the three-month period ended December 31, 1997. Actual sell through of the games published by the Company can not be determined at this time. The Company recorded a reserve for returns based upon its prior experience in the consumer software industry and current market conditions. There can be no assurance that its actual losses due to returns will not exceed the reserved amount.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors may be involved in suits and actions incidental to the Company's business.

On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Entertainment,
Inc.   On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of liability. The Company will net approximately $1,050,000 after payment for legal, accounting and other costs associated with the lawsuit. Of such amount, $703,421 is included in accounts receivable as of December 31, 1997 in the accompanying consolidated condensed balance sheet.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.         Description of Exhibit
-----------         ----------------------
    27              Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

On December 8, 1997, the Company filed a report on Form 8-K which included the Company's unaudited consolidated condensed balance sheet as of October 31, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                                Date:  February 2, 1998
   ----------------------                                       ----------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Ulrich E. Gottschling                             Date:  February 2, 1998
    ------------------------                                    ----------------
Ulrich E. Gottschling
President, Chief Operating Officer,
Chief Financial Officer, Treasurer and Corporate Secretary
(Chief Financial Officer)