Form 10QSB
period 1998-03-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1998-05-14
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

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

                        Yes     X       No
                            ---------      ---------
     The number of shares outstanding of the issuer's common stock as of April 30, 1998 was 4,548,474
             ---------

     Transitional Small Business Disclosure Format (check one):


                        Yes             No     X
                            ---------      ---------

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                            MARCH 31, 1998 AND 1997

                                     INDEX

                                                                     PAGE NO.
                                                                     -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - March 31, 1998                   3

Condensed Consolidated Statements of Operations - Three month periods ended March 31, 1998 and 1997, and the nine month
 periods ended March 31, 1998 and 1997                                  4

Condensed Consolidated Statements of Cash Flows - Nine month
 periods ended March 31, 1998 and 1997                                  6

Notes to the Condensed Consolidated Financial Statements                8

ITEM 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    10

Outlook                                                                 15

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              16

ITEM 4.  Submission of a Matter to a Vote of Security Holders           17

ITEM 5.  Other Information                                              18

ITEM 6.  Exhibits and Reports on Form 8-K                               18

Signature Page                                                          19

Financial Data Schedule                                                 20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998


ASSETS
Current Assets:
     Cash and cash equivalents                                     $  1,075,783
     Accounts receivable - net                                          721,818
     Inventory - net                                                    477,453
     Prepaid royalties                                                1,956,579
     Prepaid expenses                                                   285,464
                                                                   ------------

     Total current assets                                             4,517,097
                                                                   ------------

Property and equipment - net                                            442,694
                                                                   ------------

TOTAL ASSETS                                                       $  4,959,791
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                         $    860,401
     Accrued compensation and related taxes                             252,081
     Accrued royalties                                                1,833,996
     Current portion of capital lease obligations                         5,250
                                                                   ------------


Total current liabilities                                             2,951,728
                                                                   ------------

Stockholder's Equity:
     Common stock - $.001 par value, 20,000,000 shares
     authorized, 4,548,474 shares issued and outstanding                  4,548
     Warrants                                                         1,104,925
     Additional paid-in capital                                      13,694,819
     Accumulated deficit                                            (12,796,229)
                                                                   ------------

Total stockholders' equity                                            2,008,063
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,959,791
                                                                   ============

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,



                                                         1998          1997
                                                         ----          ----

Net revenues                                       $1,189,470    $  929,271
Cost of sales                                         336,881       470,878
                                                   ----------    ----------

Gross profit                                          852,589       458,393
                                                   ----------    ----------

Operating costs and expenses:
     Marketing and sales                              454,874       262,122
     Compensation in connection with
     common stock and common stock
     options issued for services
     rendered                                          88,095        89,304
     Other general and administrative                 334,144       480,692
     Research and development                         511,856       244,466
                                                   ----------    ----------
     Total operating costs and expenses             1,388,969     1,076,584
                                                   ----------    ----------

Operating income (loss)                              (536,380)     (618,191)

Other income (expense)                                307,958        12,442
                                                   ----------    ----------

Income (loss) before provision for income taxes      (228,422)     (605,749)

Provision for income taxes                                800          (870)
                                                   ----------    ----------

Net income (loss)                                  $ (229,222)   $ (604,879)
                                                   ==========    ==========

Basic earnings (loss) per share                    $    (0.05)   $    (0.14)
                                                   ==========    ==========
Diluted earnings (loss) per share                  $    (0.05)   $    (0.14)
                                                   ==========    ==========

Weighted average number of common
 shares outstanding - Basic                         4,506,949     4,403,040
                                                   ==========    ==========

Weighted average number of common
 shares outstanding - Diluted                       4,506,949     4,403,040
                                                   ==========    ==========


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED DECEMBER 31,

                                                         1998           1997
                                                         ----           ----
Net revenues                                       $5,262,439    $ 3,359,517
Cost of sales                                       1,801,372      1,423,880
                                                   ----------    -----------

Gross profit                                        3,461,067      1,935,637
                                                   ----------    -----------

Operating costs and expenses:
   Marketing and sales                              1,404,759        954,875
   Compensation in connection with
   common stock and common stock
   options issued for services
   rendered                                           264,285        267,911
   Other general and administrative                   538,533      1,495,546
   Research and development                         1,086,576        813,339
                                                   ----------    -----------
   Total operating costs and expenses               3,294,153      3,531,671
                                                   ----------    -----------

Operating income (loss)                               166,914     (1,596,034)

Other income (expense)                                293,727         53,579
                                                   ----------    -----------

Income (loss) before provision for income taxes       460,641     (1,542,455)

Provision for income taxes                                800          4,060
                                                   ----------    -----------

Net income (loss)                                  $  459,841    $(1,546,515)
                                                   ==========    ===========
Basic earnings (loss) per share                    $     0.10    $     (0.36)
                                                   ==========    ===========
Diluted earnings (loss) per share                  $     0.10    $     (0.36)
                                                   ==========    ===========

Weighted average number of common
 shares outstanding - Basic                         4,442,477      4,346,100
                                                   ==========    ===========

Weighted average number of common
 shares outstanding - Diluted                       4,555,263      4,346,100
                                                   ==========    ===========


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED MARCH 31,

                                                               1998           1997
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  459,841    $(1,546,515)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                            98,017         74,454
    Allowance for sales returns                            (130,678)       144,420
    Allowance for bad debts                                (703,421)
    Common stock and common stock options
      issued for services rendered                          264,285        267,911
    Changes in operating assets and liabilities:
      Accounts receivable                                 1,473,400       (490,013)
      Inventories                                          (248,776)      (180,873)
      Prepaid royalties                                    (338,016)      (910,376)
      Prepaid expenses and other                           (193,038)      (103,732)
      Accounts payable and accrued expenses                (294,899)      (302,618)
      Accrued compensation and related taxes                (20,677)       218,427
      Accrued interest                                                    (367,695)
      Accrued royalties                                     160,254        857,977
      Deferred revenues                                     (12,000)       (67,704)
                                                         ----------    -----------

Net cash used by operating activities                       514,292     (2,406,337)
                                                         ----------    -----------

Cash flows from investing activities-
  Purchases of property and equipment                       (26,458)      (340,397)
                                                         ----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      6,053      7,969,618
  Proceeds from issuance of warrant                                        341,575
  Repayment of notes payable                                            (4,987,500)
  Deferred offering costs                                                  620,904
  Payments on capital lease obligations                      (8,563)       (20,005)
  Repayment of short term advance                                         (400,000)
                                                         ----------    -----------

Net cash (used in) provided by financing activities          (2,510)     3,524,592
                                                         ----------    -----------

Net change in cash and cash equivalents                     485,324        777,858
Cash and cash equivalents, beginning of period              590,459        181,985
                                                         ----------    -----------

Cash and cash equivalents, end of period                 $1,075,783    $   959,843
                                                         ==========    ===========

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  FOR THE NINE MONTH PERIODS ENDED MARCH 31,


                                                         1998       1997
                                                         ----       ----

Supplement disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                          $21,773   $382,970
                                                      =======   ========
    Income taxes                                      $   800   $  4,059
                                                      =======   ========

Supplemental disclosure of noncash investing and financing activities:


During the nine-month period ended March 31, 1997, the Company issued 2,016,657 warrants in connection with the conversion of a note payable to related party in the amount of $500,000 and accrued interest thereon in the amount of $4,164.

On February 17, 1998, the Company acquired all of the outstanding common stock of BWT Labs, Inc. for the assumption of approximately $99,798 of liabilities. The Company has accounted for such transaction under the purchase method of accounting and ascribed the amount to property and equipment.



See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Sound Source Interactive, Inc. and its wholly owned subsidiaries (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year, particularly given the seasonal nature of the Company's business. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.


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

In July 1996, Acclaim submitted certain information to the Company together with payment of $256,067 and a promissory note with a principal amount of $256,067, maturing August 26, 1996 and bearing interest at 10% per annum. Such represented the balances of all amounts due to the Company under the distribution agreement, as determined by Acclaim. Included in the information provided by Acclaim, it was noted that the Company was not obligated to repay a short-term advance totaling $400,000 previously made by Acclaim to the Company. On August 28, 1996, the Company received $256,067 plus accrued interest of $2,175 pursuant to the terms of the promissory note. On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against Acclaim. On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of liability. The Company recorded an offset to bad debt expense in the amount of $703,421 during the three-month period ended December 31, 1997 and other income in the amount of $296,579 during the three-month period ended March 31, 1998.

As of March 31, 1998, $461,777 of the accounts receivable balance is due from Simon & Schuster Interactive Distribution Services (SSIDS). SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operations of Viacom, Inc. Pursuant to a distribution agreement between the Company and SSIDS, which expires on May 31, 1998, SSIDS provides sales, distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada. The Company is currently negotiating a new distribution agreement with SSIDS under the terms of which the Company will be responsible for all sales and marketing activities and SSIDS will be responsible for all distribution, fulfillment, invoicing and accounts receivable collection activities. There can be no assurance that such agreement will be consummated.


NOTE E - CASH AND CASH EQUIVALENTS
----------------------------------

The Company invests all excess cash in working capital asset management accounts with Merrill Lynch and Company. The Company maintains balances within the federally insured limits.


NOTE F  DETERMINATION OF EARNINGS PER SHARE COMPUTATION
-------------------------------------------------------

                                     First        Second       Third      Nine Month
                                     Quarter      Quarter      Quarter      Period
                                     -------      -------      -------      ------
Basic EPS Computation
  Numerator                       $ (584,215)   $1,273,280   $ (229,222)  $  459,841

  Denominator                      4,409,849     4,412,099    4,507,415    4,442,630

  Basic EPS                       $    (0.13)   $     0.29   $    (0.05)  $     0.10

                                     First        Second       Third      Nine Month
                                     Quarter      Quarter      Quarter      Period
                                     -------      -------      -------      ------
Diluted EPS Computation
  Numerator                       $ (584,215)   $1,273,280   $ (229,222)  $  459,841

  Denominator
    Common shares outstanding      4,409,849     4,412,099    4,507,415    4,507,415
    Options                                        338,357                   112,786
                                  ----------    ----------                ----------
                                   4,409,849     4,750,456    4,507,415    4,620,201

  Diluted EPS                     $    (0.13)   $     0.27   $    (0.05)  $     0.10

As of December 31, 1997, the Company has issued options to purchase a total of 873,773 shares of the Company's common stock. Of such amount, options to purchase 584,923 shares of common stock are included in the above diluted earnings per share computation for the three month period ended December 31, 1997. Of the remaining 288,850 outstanding options to purchase shares of common stock, 268,850 options were excluded from the above diluted earnings per share computation as they were not vested as of December 31, 1997, and 20,000 options to purchase shares of common stock were excluded as inclusion would be anti-dilutive. No options were included in the three month periods ended September 30, 1997 and March 31, 1998 as their inclusion would have be antidilutive.

As of March 31, 1998, the Company has issued warrants to purchase a total of 11,078,097 shares of the Company's common stock. All of such warrants have been excluded from the above diluted earnings per share computation for the three-month period ended and the nine month period ended March 31, 1998, as their inclusion would be anti-dilutive. On April 27, 1998, the Company entered a settlement agreement regarding certain outstanding lawsuits, which included among other things, the conversion of 4,816,657 of the outstanding warrants into 1,100,000 shares of the Company's common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Net Sales. Net sales increased by 28.0 percent from $929,271 for the three months ended March 31, 1997 to $1,189,470 for the three months ended March 31, 1998. This increase is primarily attributable to increased sales related to the Company's children's products, which were partially offset by higher than expected returns of certain other products.. Net sales of the Company's The Land Before Time Series continues to exceed expectations. During March 1998, the Company introduced the third product in this series and anticipates introducing the fourth The Land Before Time product during the three month period ended June 30, 1998. Product sales also were strong for the Company's Casper product.

Several of the Company's competitors, which are larger and have greater capital resources, appear to have entered into a contest for market share, which essentially has led those companies to give away their products for free. The Company is attempting to remain competitive in the children's product marketplace with high quality products based on premier licenses from the major motion picture studios. Product returns for the Company's children's products continue to be below amounts established as reserves for returns and the Company is pleased with the performance of its children's products in light of the competitive marketplace.

During the three-month period ended March 31, 1998, the Company experienced returns principally from three of its products that significantly exceeded amounts reserved for product returns as of December 31, 1997. These products consist of the Company's two interactive video games for the adult market; Final Conflict and Star Trek, and The Lost World Jurassic Park entertainment utility. Although the Company performed a detailed analysis as of January 31, 1998 regarding expected product returns based on sell through rates as of such date and feedback from retailers, sales for those products significantly diminished during February, March and April 1998. The Company has received or expects to continue to receive returns greater than that reserved as of December 31, 1997 of approximately $350,000. The larger than expected returns have been accounted for during the three month period ended March 31, 1998 as an offset to sales and therefore significantly reduced net sales during the current three month period. The Company believes that return reserves at March 31, 1998 are adequate.

Cost of Sales. Cost of sales decreased by 28.5 percent from $470,878 for the three months ended March 31, 1997 to $336,881 for the three months ended March 31, 1998. Cost of sales as a percentage of sales decreased from 50.7 percent to
28.3 percent during these respective periods. The decrease in cost of sales, both in total dollar value and as a percentage of revenues is primarily due to recording the value of inventory being returned from retailers. Previously the Company had not ascribed any valuation to inventory expected to be returned as the vast majority of the Company's returned inventory was not in salable condition without significant rework. However, as noted above, the Company received significant returns of three products, which were returned in salable condition. Accordingly, the Company ascribed a valuation to such inventory at the lower of cost or net realizable value, as the Company believes such inventory will be sold in future periods at discounted prices. At the time the Company no longer believes such inventory is salable, its valuation will be reduced to zero. Product sales during the three months ended March 31, 1998, were comprised principally of products selling at full price. The Company anticipates that as some of the inventory is sold at reduced prices, there will be an increase in cost of sales as a percentage of net sales in future periods. Additionally, the Company received approximately $75,000 of royalty income from its international distributors for which cost of goods sold is limited to royalty expense as such international distributors are responsible for all manufacturing costs. No such royalty income was earned during the same three-month period in the prior fiscal year. During the three months ended March 31, 1997, significant portions of the Company's net sales were derived from one product, Star Wars Limited Edition Entertainment Utility. Such product had very high royalty percentages that were due to the licensor, actors, musicians and voice talent thereby causing cost of sales as a percentage of net sales to be unusually high. As such license terminated on June 30, 1997, the Company had no sales for such product during the three months ended March 31, 1998.

Marketing and Sales. Marketing and sales expenses increased by 73.5 percent from $262,122 for the three months ended March 31, 1997 to $454,874 for the three months ended March 31, 1998, and increased as a percentage of sales from
28.2 percent to 38.2 percent, respectively. As noted above, net sales for the three months ended March 31, 1998 have been reduced by approximately $350,000 for actual returns in excess of those amounts anticipated at December 31, 1997. Had actual returns not exceeded the reserve for return amounts established at December 31, 1997, marketing and sales expenses for the three months ended March 31, 1998 as a percentage of net sales would have been approximately 29.5 percent, a slight increase as compared to the same period in the prior year.
The Company's sales and distribution agreement with SSIDS expires on May 31, 1998. The Company is currently negotiating a new distribution agreement with SSIDS under the terms of which the Company will be responsible for all sales and marketing activities and SSIDS will be responsible for all distribution, fulfillment, invoicing and accounts receivable collection activities. There can be no assurance that such agreement will be consummated. Accordingly, the Company hired an additional sales director in February 1998 to begin the transition of having its own sales force. The Company believes the transition to a dedicated sales force is essential to achieving its long term growth. The Company anticipates that during the period from February 1998 through May 31, 1998, the Company will have an increase in sales costs as it will be incurring its own sales expenses while still paying SSIDS a percentage of sales to perform similar activities. Effective June 1, 1998, payments to SSIDS will be limited to distribution, fulfillment, invoicing and accounts receivable collection activities. The Company has also noted that marketing expenditures for in-store marketing activities have increased substantially, as retailers are demanding greater market development funds (MDF). Although the Company continues to be cautious in determining where and when to expend such funds, market conditions are dictating increased expenditures in order to maintain and expand market share. Additionally, the Company has noted that products are returned by retailers in a lesser number of days, thereby reducing sell through rates and increasing marketing expenditures as a percentage of net sales. The Company is committed to effectively marketing its products through in store promotions, print advertising and cross-promotional activities intended to increase sell through rates, market share and net sales. The Company believes that this increase in marketing effort will create increased awareness of the Company's products from both retailers and consumers.

Research and Development. Research and Development costs increased 109.4 percent from $244,466 during the three months ended March 31, 1997 to $511,856 for the three months ended March 31, 1998, and increased as a percentage of sales from 26.3 percent to 43.0 percent, respectively. The increase in costs is due to a variety of factors, principally the acquisition of BWT Labs, Inc., increased development activities in both the entertainment and games divisions, and the hiring of a new Senior Vice President of Product Development and the hiring of a Vice President of Product Development for the Games Division. In February 1998, the Company completed its acquisition of BWT Labs, Inc., a game development company located in Berkeley, California. Effective February 17, 1998, the Company's payroll costs associated with its acquisition of BWT Labs and the hiring of a Senior Vice President of Product Development increased approximately $35,000 per month. The Senior Vice President of Product Development was recruited to oversee the Company's product development activities and to replace the existing executive in charge of product development whose employment will be terminated due to health reasons.

During the three months ended March 31, 1998, the Company completed the development of its The Land Before Time Math Adventure, Lost In Space Limited Edition Entertainment Utility and An American Tail Animated MovieBook products. Products under development and not yet completed during the three months include: Lost In Space Learning Adventure, The Land Before Time Kindergarten Adventure, and Casper Reading Adventure children's products and The Abyss:
Incident at Europa adventure game, God Complex strategy game and another as yet untitled game being developed by BWT Labs. The Company also began preliminary design work on three other children's products, which the Company anticipates will be released during the upcoming holiday season. The Company has not only increased the number of products that it will be releasing during calendar 1998, but has also increased the depth and quality of such products, thereby increasing development costs.

General and Administrative. General and administrative expenses decreased from $480,692 during the three months ended March 31, 1997 to $334,144 for the three months ended March 31, 1998. The most significant reduction in costs is reduced legal fees. During the three months ended March 31, 1997, the Company expended $89,031 related to the Acclaim litigation. No such expenses were incurred during the three months ended March 31, 1998.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $88,095 and $89,304 for the three months ended March 31, 1998 and 1997, respectively, and relate to the vesting of common stock options issued during fiscal 1994.

Other Income. Included in other income during the three months ended March 31, 1998 is $296,579 related to the settlement of the Acclaim lawsuit.

Nine Months Ended March 31, 1998 Compared to the Nine Months Ended March 31,
1997

Net Sales. Net sales increased by 56.7 percent from $3,359,517 for the nine months ended March 31, 1997 to $5,262,439 for the nine months ended March 31, 1998. This increase is primarily attributable to increased distribution by the Company's North American distributor, Simon and Schuster Interactive Distribution Services, Inc. (SSIDS) and other direct sales in North America. Sales to international distributors for the nine months ended March 31, 1998 were approximately $503,413, as compared to 629,675 for the nine months ended March 31, 1997. Sales to SSIDS for the nine-month period ended March 31, 1998 were approximately $4,063,813, as compared to $2,099,253 during the nine months ended March 31, 1997.

During the nine months ended March 31, 1998, the Company's net sales were primarily comprised of sales of its The Land Before Time series and Casper children's products, its Babylon 5 Limited Edition Entertainment Utility and its Star Trek: The Game Show products. Other products contributing significantly to net sales were An American Tail Animated MovieBook, Free Willy Activity Center, and I Love Lucy, Lost In Space and The Lost World: Jurassic Park Limited Edition Entertainment Utilities. Net sales during the nine months ended March 31, 1997 were largely comprised of the Star Wars Limited Edition Entertainment Utility for which the Company's license to produce and sell the product terminated on June 30, 1997, and The Land Before Time Animated MovieBook which was introduced during August, 1996.

Cost of Sales. Cost of sales increased by 26.5 percent from $1,423,880 for the nine months ended March 31, 1997 to $1,801,372 for the nine months ended March 31, 1998. Additionally, cost of sales as a percentage of sales decreased from
42.4 percent to 34.2 percent during these respective periods. The increase in total cost of sales is due to the above noted 56.7 percent increase in net revenues. The decrease in cost of sales as a percentage of revenues is primarily due to changes in product mix to higher priced products, reductions in manufacturing costs and reduced inventory and royalty guarantee write-downs, and lower royalty rates of product mix. The Company does not believe that further significant decreases in cost of sales as a percentage of net sales can be achieved and believes that cost of goods sold as a percentage of sales during the three month period ended June 30, 1998 will increase as the Company either sells excess inventory at reduced prices or writes down nonsalable inventory.

Marketing and Sales. Marketing and sales expenses increased by 47.1 percent from $954,875 for the nine months ended March 31, 1997 to $1,404,759 for the nine months ended March 31, 1998, and decreased as a percentage of sales from
28.4 percent to 26.7 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the nine-month period and increased salaries due to additional sales personnel as noted above. The decrease as a percentage of sales is due to the above noted 56.7 percent increase in sales. The Company believes that marketing and sales expenses will continue to increase as the Company continues to introduce new products, as the Company attempts to obtain greater market share and brand loyalty and as the Company builds its own sales force and undertakes all sales efforts. The Company also anticipates that costs will increase as retailers are expected to significantly increase their in store marketing costs, particularly in children's products as the marketplace is being reduced to a small number of publishers.

Research and Development. Research and Development costs increased by 33.6 percent from $813,339 during the nine months ended March 31, 1997 to $1,086,576 for the nine months ended March 31, 1998, and decreased as a percentage of sales from 24.2 percent to 20.6 percent, respectively. The increase in costs is primarily associated with the increased quantity and quality of products under development, the hiring of additional development personnel and the acquisition of BWT Labs. The Company anticipates that Research and Development costs will continue to increase as the Company hires additional personnel to support an increase in the number of products and quality of products under development.

General and Administrative.  General and administrative expenses decreased by
64.0 percent from $1,495,546 during the nine months ended March 31, 1997 to $538,533 for the nine months ended March 31, 1998, and decreased as a percentage of sales from 44.5 percent to 10.2 percent, respectively. Included in general and administrative expenses for the nine months ended March 31, 1998 is a one-time recovery of $703,421 related to the collection of accounts receivable that had been previously reserved in full. Included in general and administrative expenses for the nine months ended March 31, 1997 is a one-time charge of $329,644 related to the departure of the Company's former president/chief operating officer. Excluding the two above noted events, general and administrative expenses increased from $1,165,902 during the six months ended March 31, 1997 to $1,241,954 during the nine months ended March 31, 1998, primarily due to the Company recording management performance bonuses of $100,000 and the Company incurring approximately $26,000 in consulting fees related to the management of the Company's rapid growth. No such expenses were incurred during the nine months ended March 31, 1997.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $264,285 and $267,911 for the nine month periods ended March 31, 1998 and 1997, respectively, and relate to the vesting of common stock options issued during fiscal 1994.

Other Income. Included in other income during the nine months ended March 31, 1998 is $296,579 related to the settlement of the Acclaim lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had working capital of $1,565,369 in comparison with $851,290 at June 30, 1997, an increase of $714,079. Cash and cash equivalents increased $485,324. Accounts receivable decreased $639,300 due to the seasonality of product sales. The majority of net sales that the Company received during the holiday season were collected prior to March 31, 1998.
Sales during the three month period ended March 31, 1998 were significantly lower than those experienced during the three months ended June 30, 1997, partially due to seasonality and partially due to the larger than expected returns from sales recognized during the three month ended December 31, 1997.

During the nine months ended March 31, 1998, current liabilities decreased by $10,372 from $2,962,100 at June 30, 1997 to $2,951,728 at March 31, 1998. This
change is not considered significant.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and matures one year from the date of the agreement. As of March 31, 1998, the Company had no outstanding borrowings under the agreement.

The Company has experienced a significant increase in growth during the last nine-month period, as compared to the same period of time in the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements related to such business opportunities in the future, the Company may require additional financing to fund its growth.

OUTLOOK

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding the Company's sales and future revenues, statements regarding future research and development costs and products, and statements regarding the future flexibility of the Company's cash reserves. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Please consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and 10-KSB and Annual Reports to Stockholders and reports filed by the Company on Form 8-K.

Sound Source Interactive, Inc. does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Sufficient Cash Flows. Although the Company has experienced significant growth in terms of net sales, the Company will need to generate sufficient cash flows from recurring revenues to meet its obligations to maintain its liquidity in the future and to sustain its growth rate.

Acquisition of BWT Labs, Inc. The Company will need to properly integrate the business and operations of this acquired entity into that of the remainder of the Company.

Technological Developments. The personal computer software industry is characterized by rapid technological advancement and the uncertainty of new breakthroughs and developments in emerging areas such as the Internet and DVD-ROM.

Distribution Channels. Traditional retail distribution channels are continuing to experience a major restructuring and are fostering the development of alternative distribution outlets such as direct to consumer and Internet/World Wide Web. The Company intends to explore new and innovative distribution methods, the success of which cannot be assured. In the traditional retail distribution channel, there continues to be an excess of companies and products competing for available retail shelf space. Additionally, particularly in the children's product area, consolidation among competitors continues and as of March 31, 1998, two of the Company's competitors control over 60% of the market. Retailers are demanding an increase in in-store marketing to promote sell-through of products. This in-store marketing is very expensive and does not assure the success of any one or group of products. Accordingly, retail shelf space is extremely difficult and expensive to obtain and maintain. Products that do not immediately sell well are removed from the retail shelves and returned to the publisher.

Licensed Properties. There is a risk factor inherent in any venture involving licensed properties. Not every licensed product guarantees success; only the software consumer can ultimately determine the outcome. Additionally, there is no guarantee that the Company can obtain future licenses of either the quality or the quantity necessary for the Company to reach its goals.

Product Ship Schedules. Delays in product ship schedules can cause problems with product fulfillment, revenue recognition and retailer orders.

Research and Development. Research and development costs can vary significantly depending on the products currently in development and potential products the Company may choose to develop.

Consumer Preferences. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through. Games, in particular, can have very wide degrees of success or failure in terms of customer acceptance. The Company has entered the Games market for the first time during the three-month period ended December 31, 1997. Actual sell through of the games published by the Company were below the Company's expectations and below the Company's estimates based on initial sell through rates. The Company recorded a reserve for returns based upon its prior experience in the consumer software industry and current market conditions. The reserve established by the Company at December 31, 1997 was not sufficient. There can be no assurance that future actual losses due to returns will not exceed the reserved amounts as of March 31, 1998.

NASDAQ SmallCap Listing Requirements. In order to maintain its continued listing on the NASDAQ SmallCap Market, the Company is required to maintain minimum shareholders' equity of $2,000,000. As of March 31, 1998, the Company had shareholders' equity of $2,008,063. The Company's ability to maintain the minimum shareholders' equity required for continued listing will be largely dependent upon its ability to operate profitably or to obtain additional equity capital. Therefore there can be no assurance as to the Company's continuing ability to maintain listing in the NASDAQ SmallCap Market.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors may be involved in suits and actions incidental to the Company's business.

On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Entertainment,
Inc.   On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of liability. The Company netted approximately $1,050,000 after payment for legal, accounting and other costs associated with the lawsuit. The Company recorded an offset to bad debt expense in the amount of $703,421 during the three-month period ended December 31, 1997 and other income in the amount of $296,579 during the three-month period ended March 31, 1998. All amounts due from Acclaim related to this settlement have been received as of March 31, 1998

On April 27, 1998, the Company entered into a Settlement Agreement dated as of April 24, 1998 with ASSI, Inc., NCD, Inc., The Boston Group, L.P., Vincent J. Bitetti, Ulrich E. Gottschling, Mark A. James and Robert G. Kalik. Pursuant to the Settlement Agreement, the Company has settled with prejudice two legal proceedings which were pending against it, its Chairman and Chief Executive Officer Vincent J. Bitetti, and its President and Chief Operating Officer Ulrich
E. Gottschling, in Los Angeles Superior Court which related to an attempted expansion of the Company's Board of Directors and the election of four persons to fill expansion seats. In connection with the settlement, the Company (a) exchanged 1,100,000 shares of its common stock for the 4,816,657 common stock purchase warrants held by ASSI, Inc. (b) amended and restated its Bylaws to provide for a seven-member Board of Directors; (c) appointed Wayne Rogers, John Wholihan, Samuel Poole and Richard Azevedo to fill vacancies on the Board of Directors; and (d) entered into certain related agreements described below.

Pursuant to the Settlement Agreement, the Company received the consent of ASSI, Inc. to certain matters relating to the existing Voting Agreement among the Company, ASSI, Inc., Vincent J. Bitetti and Eric H. Winston. Among other things, the consent provides that as between the Company, ASSI, Inc., The Boston Group, L.P., and Vincent J. Bitetti, the nominees for the seven-person Board of Directors will be determined as follows: up to two persons may be nominated by Bitetti as long as he holds 750,000 or more shares of the Company's common stock (but only one person if Bitetti holds more than 500,000 and less than 750,000 shares, and no person if Bitetti holds 500,000 or fewer shares); one person may be nominated by ASSI, Inc. as long as it holds 500,000 or more shares of the Company's common stock (but no person if ASSI, Inc. holds fewer than 500,000 shares); up to two persons may be nominated by The Boston Group, L.P. (including as assignee of the rights of Joseph Stevens & Company, L.P.) pursuant to the Underwriting Agreement dated July 1, 1996 so long as it may be in effect in pertinent part; one person (an "Expansion Member") may be nominated by Mr. Bitetti (subject to approval of such person by ASSI, Inc. (unless a renomination of a presently serving nominee)), and one person (another "Expansion Member") may be nominated by ASSI, Inc. (subject to approval of such person by Mr. Bitetti (unless a renomination of a presently serving nominee)). Each Expansion Member must be independent of the Company and the person nominating such Expansion Member, and must meet certain other requirements set forth in the consent.

Pursuant to the Settlement Agreement, ASSI, Inc., NCD, Inc., Louis Habash and the Company also entered into a Lock-Up Agreement. Such agreement provides that during the year ending May 31, 1999, ASSI, Inc., NCD, Inc. and Louis Habash (who is the beneficial owner of all the voting securities of ASSI, Inc. and NCD, Inc.) may not sell shares of the Company's common stock beneficially owned by them in an aggregate amount in excess of an amount determined by a formula, which equates to the product of approximately 94,620 shares times the number of full months commencing with the month of May 1998 elapsed since the settlement.

Pursuant to the Settlement Agreement, the Company also entered into a Third Amended and Restated Employment Agreement with Vincent J. Bitetti. The new employment agreement extends the term of Mr. Bitetti's existing agreement for 2-1/4 years until December 31, 2000 at a salary increase from $200,000 to $240,000, grants Mr. Bitetti options to purchase an additional 50,000 shares of the Company's common stock at prices of $2.50 and $5.00 per share and alters the bonus structure applicable under the prior agreement.

Pursuant to the Settlement Agreement, the Company entered into an Employment Memorandum with Ulrich E. Gottschling, which amends Mr. Gottschling's existing employment agreement. The amendment extends the term of the existing agreement for one year until January 31, 2000 at a salary increase from $150,000 to $180,000, grants Mr. Gottschling options similar to those granted Mr. Bitetti to purchase an additional 50,000 shares of the Company's common stock and alters the bonus structure applicable under the existing agreement.

Certain aspects of the Settlement will be submitted for stockholder approval at the next annual meeting.

ITEM 4.  SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

     Pursuant to an Information Statement transmitted by the Company to its stockholders on or about March 3, 1998, the Company solicited stockholder consents for the election of four persons as directors. In response to such consent solicitation, each of the four persons for whose election consents were sought received the affirmative written consent of the holders of a majority of the outstanding Common Stock, as follows:

                                                  Abstentions and
   Name                       Votes For      Votes Against or Withheld
   ____                       ---------      -------------------------

Robert G. Kalik                 2427508                  0
Allan R. Lyons                  2427508                  0
Wayne M. Rogers                 2426508                1000
John T. Wholihan                2427508                  0


     Subsequent to the commencement of the consent solicitation, two separate suits were filed against the Company, Vincent J. Bitetti and Ulrich E. Gottschling in Los Angeles Superior Court challenging the legality of the consent solicitation and seeking, among other things, to enjoin the impanelment of the directors purported to have been elected pursuant to the consent solicitation. On April 27, 1998 this litigation was settled pursuant to the Settlement Agreement. Effective as of such date, all of the directors purported to have been elected pursuant to the consent solicitation resigned. In addition, also as of such date, four persons were appointed by the unanimous written consent of the Company's three remaining directors to fill existing vacancies on the Board. The persons so elected were Richard Azevedo, Samuel L. Poole, Wayne
M. Rogers and John T. Wholihan. Additional information concerning the terms of the settlement is set forth above in response to Item 1, Legal Proceedings.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


Exhibit No.                             Description of Exhibit
-----------                             ----------------------
   27                                   Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

On May 6, 1998, the Company filed a report on Form 8-K which related to the settlement of certain litigation.

                                  SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/ Vincent J. Bitetti                                   Date:  May 14, 1998
    ----------------------                                          ------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/ Ulrich E. Gottschling                                Date:  May 14, 1998
    -------------------------                                       ------------
Ulrich E. Gottschling
President, Chief Operating Officer,
Chief Financial Officer, Treasurer and Corporate Secretary
(Chief Financial Officer)