Form 10KSB40
period 1998-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1998-09-28
CIK 907237

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                          COMMISSION FILE NO. 0-28604

                               ----------------

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS:                           NAME OF EACH EXCHANGE
                                                            ON WHICH REGISTERED:
        COMMON STOCK, PAR VALUE $.001                      NASDAQ SMALLCAP MARKET
             REDEEMABLE WARRANTS

                               ----------------

  Check whether the Issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The Issuer's revenues for its most recent fiscal year were $8,867,490.

  As of August 31, 1998, the aggregate market value of the shares of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $4,635,420, and the number of outstanding shares of the Issuer's common stock, par value $.001, was 5,701,624.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Issuer's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1998 are incorporated by reference into Part III of this Form 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

  Sound Source Interactive, Inc. (the "Company"), which was incorporated on March 8, 1990, is engaged primarily in developing, publishing and marketing of interactive computer software primarily based on well recognized intellectual content. The Company produces educational software and entertainment software. Educational software consists principally of children's edutainment products including Interactive MovieBooks(TM), Activity Centers and Learning Adventures(TM) for children ages three to 12. Entertainment software consists principally of interactive games. In July 1996, the Company created a "Games" division and currently has under development several games and in February 1998 acquired Biological Weapons Testing Laboratories, Inc. ("BWT Labs, Inc."), formerly known as Asylum Entertainment, Inc., to further establish a core competency in game development.

  The Company's objective is to be a leading publisher of high quality, competitively priced, consumer-oriented software. To achieve this objective, the Company intends to (i) focus primarily on developing products with educational and/or entertainment value which are based on popular movies, videos and other intellectual characters or brands, and are easy to use and install, (ii) develop a broad line of products, upgrade successful products and develop product line extensions and complementary products, (iii) leverage studio relationships to develop cross-marketing promotional programs, (iv) promote tradename recognition, (v) leverage its licensed content to develop products intended for the game market, and (vi) pursue strategic alliances and acquisitions.

  Many of the Company's products are based on the licensed content of major motion picture studios including Viacom Consumer Products (as agent for Paramount Pictures Corp.), Twentieth Century Fox Licensing, New Line Cinema, Harvey Entertainment, Warner Bros. Consumer Products, MCA/Universal Merchandising, Inc., MGM/UA Merchandising, Inc. and others. The Company's license agreements for existing products include Babe(TM), The Land Before Time(TM), Babylon 5(TM), Free Willy(TM), Star Trek(TM), I Love Lucy(TM), Casper(TM), Lost In Space(TM), An American Tail(TM) and other popular titles. The Company also holds licenses for new products based on, Babe: A Pig In The City(TM), The Abyss(TM), Casper Meets Wendy(TM), Berenstain Bears(TM), The King and I(TM) and Maisy(TM). The Company is continuing the negotiation of additional licenses for its children's products and games. Management believes the Company is capable of continuing to obtain new licenses and developing new, high quality software products using content from these entertainment properties.

  The licensing contracts with the studios are usually three to five years in duration. The licenses are exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. The Company seeks licenses that have strong brand awareness worldwide and franchises that receive studio support.

  In addition to CD-ROM, many of the licenses allow for digital videodisk ("DVD") and compact disk ("CD") consoles such as the Sony(TM) Playstation(TM) As of August 1998, the Company became a Sony(TM) Playstation(TM) publishing licensee.

  The Company believes that as of August 31, 1998, its products were in distribution to approximately 8,000 retail outlets. Retailers currently selling one or more of the Company's products include Toys R Us, Office Depot, Office Max, Staples, Future Shops, CompUSA, Best Buy, BJ's, Electronics Boutique, Babbages, Etc., Kmart, Barnes & Noble, Sam's Club, Zainy Brainy, Hastings, Virgin Megastores, Fry's Electronics and others.

  The Company is located at 26115 Mureau Road, Suite B, Calabasas, California, 91302. Its telephone number is (818) 878-0505, and its facsimile number is
(818) 878-0007.

INDUSTRY BACKGROUND

  In recent years, the installed base of multimedia personal computers ("Multimedia PCs") in households has grown as prices have declined and as improvements in computing power and capability have been achieved. There are a number of factors driving the increased demand and use of Multimedia PCs in U.S. and foreign households beyond the general impact of falling prices and increased performance. Enabling technologies and standards, such as graphical user interfaces and the Internet have made Multimedia PCs easier to use for a broad range of applications, resulting in the transformation of Multimedia PCs into general-purpose tools. In addition, today's Multimedia PCs feature high-speed microprocessors, large amounts of memory, high-resolution monitors and enhanced sound, speaker and graphics capabilities. These advanced capabilities have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full-motion video.

  In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. The Company believes that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music CDs and motion picture videos. With the increasing consumerization of the software market, the Company believes that the prices for consumer software products will fall. The Company believes that as this occurs, the distribution channels for consumer software will continue to expand to include book and music stores, video outlets and supermarkets. See Part I, Item 1, "Description of Business--Risk Factors--Forward-Looking Statements."

  As consumer software becomes a mass-market product, the Company believes it will become increasingly important for consumer software companies to have direct relationships with retailers to effectively market their products to consumers. The Company believes that in order to be successful, consumer software companies must have a consumer-driven focus, a broad offering of category-leading products, close relationships with retailers, a recognized brand name and a cost-efficient business model. In an effort to incrementally increase the Company's revenues, as well as create new revenue sources, the Company is active in searching for new ways to market the Company's products. Included in these non-traditional methods is the placement of coupons in videos, coupons in complimentary products, "unlockable" discs, and enhanced upsell programs.

  The CD console market is currently dominated by Sony(TM) and Nintendo(TM). The Company is currently evaluating this marketplace, and intends to enter this market sometime in fiscal 2000.

CORE COMPETENCE

  To achieve its objectives, the Company believes that a high quality product with solid playability is critical to consumer acceptance and repeat purchases. The Company's products are produced in sustainable categories by product development departments that have achieved or acquired a core competence in those categories. The education products are produced in the Company's Calabasas, California offices or by qualified outside developers that are managed by Company personnel. As of July 1998, PC Data, Inc., a qualified industry source, ranked the Company as the seventh largest educational software publisher in the United States.

  To acquire a core competence in entertainment software categories, in February 1998, the Company acquired Biological Weapons Testing Labs, Inc.; a Berkeley, California based game developer formerly known as Asylum Entertainment, Inc. As of August 1998, all of the Company's entertainment product development assets have been relocated to the Berkeley office. BWT Labs, Inc. is a qualified developer for PC and console based games, having produced a large variety of titles on various platforms, including sports games for Nintendo GameBoy(TM) and strategy games for the PC. All entertainment software products for the Company are being produced or managed by the Berkeley office. Entertainment software near completion includes The
Abyss: Incident at Europa, an adventure game, and Olympus: War of the Gods, a strategy game. Other Entertainment software under development includes Star Trek--The Game Show Volume II and Zuul.

PRODUCTS

 Educational Software

  The Company has divided its educational software products into the following categories:

  Interactive Storybooks--The Company has created interactive storybooks that it markets as Interactive MovieBooks(TM) for children as they contain full motion video based on the licensed property. Interactive MovieBooks(TM) are marketed as reading aids for young children, generally for ages three through six. This product category provides options for automatic reading by the computer, user reading, a dictionary invoked by "clicking" on a dictionary book icon, actual full motion video taken from the motion picture that coincides with the text pages, high-quality sound, art and animation as well educational games related to the story. Currently, the products are sold at a suggested retail price of $20 each, a price point intended to generate impulse purchases among consumers at the retail level. To date, the Company has released 11 Interactive MovieBooks(TM) based on licenses such as Babe(TM), The Land Before Time(TM) and An American Tail(TM). According to PC Data, the electronic book category accounts for approximately five percent of the educational software market.

  Activity Centers and Learning Adventures--This product line contains activities intended teach young children logic, language skills, arithmetic and reading comprehension, along with developmental challenges such as multiple choice questions, rhyme and motor basics while entertaining and captivating the players. Currently, the products are sold at suggested retail prices of up to $30 each. To date, the Company has released six activity centers and learning adventures based on licenses such as The Land Before Time(TM), Casper(TM), Free Willy(TM) and Hercules(TM) and Xena(TM). According to PC Data, the activity center category accounts for approximately ten percent of the educational software market.

  During fiscal 1998, the Company introduced both subject specific and multi-subject children's products such as The Land Before Time(TM) Math Adventure and The Land Before Time(TM) Kindergarten Adventure. Currently, the products are sold at suggested retail prices of up to $30 each. To date, the Company has released two subject specific or multi-subject educational products and has under development and additional four products that are scheduled for release prior to November 1998. According to PC Data, Inc., multi-subject products account for approximately 25 percent of the educational software market and math and reading products each account for approximately ten percent of the educational software market.

 Entertainment Software

  During July, 1996, the Company created a game division and began development of a PC game sequel to the 1989 theatrical release The Abyss(TM), under a license from Twentieth Century Fox Licensing and Merchandising. Additionally, the Company acquired the rights to a game developed by another developer and created a third game internally. In February 1998, the Company acquired BWT Labs, Inc. as a wholly owned subsidiary. As of August 1998, internal game development and all game development management and oversight are conducted through BWT Labs, Inc. at its Berkeley, California offices. Currently the Company is continuing development of The Abyss: Incident at Europa game project, which is scheduled for completion in September 1998, and has formed a joint venture with an outside developer for a strategy based game titled
Olympus: War of the Gods scheduled for release in the first calendar quarter of 1999. The Company has also begun development of two additional games scheduled for release in fall 1999. The Company plans to focus its game development in the following sustainable categories: family entertainment, adventure games and strategy games.

  The Company's entertainment computer software utilities, which it refers to as Limited Edition Entertainment Utilities(TM), incorporate screen savers, sound clips and other content, including mini arcade games, into a desktop diversion. The entertainment utilities are based on licensed entertainment properties and are marketed as limited edition, serialized collector editions. The Company does not intend to release any additional limited edition entertainment utilities.

PRODUCT DISTRIBUTION

 North American Retail

  On June 1, 1996 the Company entered into a Distribution Services Agreement with Simon & Schuster Interactive Distribution Services ("SSIDS") which expired on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom Inc. Pursuant to this distribution agreement, SSIDS provided sales, marketing, distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States. SSIDS made a monthly payment to the Company in an amount equal to its "gross revenues" from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. "Gross revenues" were defined as amounts actually billed by SSIDS to its customers for Company products sold by it. The payments by SSIDS were due not later than 75 days after each calendar month end. Under the SSIDS distribution agreement the Company was responsible for both bad debts and product returns. The Company maintained reserves for bad debts and product returns based upon its prior experience and current market conditions against which credits for actual bad debts and returns were applied. The reserve for product returns was netted against revenues as reported by SSIDS.

  The Company is currently negotiating with SSIDS with a view to entering into a new agreement, whereby SSIDS would provide only distribution, warehousing, order fulfillment and accounts collection services. It is anticipated that such agreement, which would be nonexclusive, would require the Company to be responsible for all other aspects of marketing its products. There can be no assurance that the Company will enter into any such agreement with SSIDS. Moreover, there can be no assurance that the Company can successfully undertake the other marketing responsibilities previously assumed by SSIDS pursuant to the expired agreement. Pending the execution of such agreement, the Company continues to distribute its products through SSIDS on the basis anticipated to be reflected in the agreement. See Part I, Item 1, "Description of Business--Risk Factors--Product Distribution" and, "Description of Business--Risk Factors--Product Returns and Bad Debts."

 International Retail

  The Company utilizes several international distributors to actively promote and sell the Company's English language products throughout most of the English speaking countries including Canada, Taiwan, Singapore, Australia, Malaysia and Hong Kong. Additionally, the Company has entered into a republishing agreement with IONA Software, Ltd. ("IONA") of Dublin, Ireland to translate certain of the Company's products into as many as 14 different languages for sale in up to 35 countries. Under the terms of this agreement, the Company is paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs or replication, marketing, warehousing and fulfillment, are borne by IONA. The success of this localization will be dependent upon the international appeal of certain of the Company's products, growth of the PC market internationally, the ability of IONA to successfully localize the products and the ability of the Company to continue to obtain licenses with worldwide appeal. The Company is currently negotiating with several other international distributors to increase sales of the Company's products on a worldwide basis.

SALES AND MARKETING

  By offering a wide variety of products, the Company believes that it can provide retailers with an assortment of titles in categories of interest to consumers. The Company also supports its retailers by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. The Company is currently developing a variety of cross-marketing promotional programs with its movie studio licensors and other licensees of movie and direct to video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in the Company's software products, and promotional contests with various motion picture studios. During June 1998, the Company completed one of such promotions through the sale of CDs to Universal Home Video resulting in net sales by the Company in the amount of $1,957,500. The Company is actively seeking additional cross-promotion opportunities. The Company believes that a significant amount of revenues during the upcoming fiscal year could be generated through the Company's involvement in cross-promotional efforts with other studio partners and direct sale programs, although there can be no assurance that such will occur.

  Drawing upon established consumer marketing techniques, the Company's marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product's retail exposure. The Company believes that its consumer-driven marketing, the high perceived value and competitive price points of its products, and easily identifiable packaging emphasizing high-impact design and concise, nontechnical product information, lead to higher visibility and impulse purchases of its products in retail stores.

  In September 1998, the Company entered into an agreement with Digital River to provide certain Internet sales and marketing services. This is the first phase in the Company's strategy to begin selling its products via the Internet.

  The Company provides technical support to its customers by telephone. The Company has installed a telephone system and a call-handling center to facilitate its response to customer inquiries. Customer feedback is shared among other support representatives and made available to product managers for development of product enhancements and upgrades.

DEVELOPMENT

  The Company seeks to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. The Company believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

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

  The product managers then execute the development project with a team that includes programmers, sound engineers, artists, animators, designers, writers and testers. The Company's internal development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming when such utilization can result in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development risks. Development costs associated with externally licensed technology are generally partially paid by royalties based on net sales, which lowers the Company's investment risk. The Company's agreements with its external developers typically grant the Company an exclusive worldwide license to use the developers' source code. The agreements typically have three-year terms, with renewal provisions upon mutual agreement of the parties.

  Products under development are extensively tested by the quality assurance department, and must be approved by the licensor before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular Multimedia PC configurations that are available to consumers.

Product managers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce features that keep abreast of consumer tastes and trends.

  In order to supplement the Company's development activities, the Company has begun to acquire products developed by unrelated third parties. The Company anticipates that as opportunities to acquire products become available, the Company will evaluate its current and future product mix to determine if the acquisition of an additional title will provide a benefit to the Company. Under the terms of the current agreements, the Company generally provides either funds to complete development of the product or an advance against future royalties. In either case, such advances are recouped by the Company against royalties owed to the developer upon sales of the completed products.

  The Company currently is the licensee under technology licenses with Apple Computer, Inc., Qsound Labs, Inc., EchoMedia, Inc. and Rhode Island Soft Systems, Inc. The Company utilizes technology provided by these licensors to develop and operate several of its products. With the exception of the Apple Computer, Inc. license, there are alternative products for each of the technologies now licensed by the Company. Therefore, the Company believes that it could readily obtain licenses to comparable products from other sources at comparable costs.

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

  The Company prepares master software disks, user manuals and packaging designs. CD duplication, printing of documentation and packaging, as well as the assembly of purchased components and the shipment of finished products, are performed by third parties in accordance with the Company's specifications. The Company has multiple sources for all components, with assembly and shipping currently performed by several independent fulfillment houses. To date, the Company has not experienced any material difficulties or delays in the production and assembly of its products.

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

  The Company considers The Learning Company, Cendant, Disney and GT Interactive Software Corp. its chief competitors. See Part I, Item 1, "Description of Business--Risk Factors--Competition."

PROPRIETARY RIGHTS AND LICENSES

  The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. All of the Company's current products are CD-ROM based, and hence are difficult to copy. During the fiscal years ended June 30, 1998, 1997 and 1996, the Company was unaware of any significant amount of unauthorized copying of its products.

  The Company's products are based upon licensed content of major motion picture studios under license and/or development agreements. All of such license and development agreements to which the Company currently is a party are for fixed terms, which will expire over the next five years. Additionally, the Company attempts to obtain in all of its agreements automatic renewals based on achievement of certain milestones, and the right of first refusal for additional products utilizing the same intellectual characters. The Company anticipates that in most cases the licenser under each agreement will extend its terms, although no licensor is required to extend any license. Provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees, the licenser can not prematurely cancel a license.

EMPLOYEES

  As of August 31, 1998, the Company had 42 full-time employees, including five employees in sales and marketing, 28 employees in development and customer support, seven employees in administration and finance and two employees in licensing. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. From time to time the Company will engage consultants and independent contractors.

RISK FACTORS

 Product Distribution

  On June 1, 1996 the Company entered into a Distribution Services Agreement SSIDS which expired on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom Inc. Pursuant to this distribution agreement, SSIDS provided sales, marketing, distribution, warehousing and order fulfillment services for all of the Company's products throughout the United. SSIDS made a monthly payment to the Company in an amount equal to its "gross revenues" from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. "Gross revenues" were defined as amounts actually billed by SSIDS to its customers for Company products sold by it. The payments by SSIDS were due not later than 75 days after each calendar month end. Under the SSIDS distribution agreement the Company was responsible for both bad debts and product returns. The Company maintained reserves for bad debts and product returns based upon its prior experience and current market conditions against which credits for actual bad debts and returns were applied. The reserve for product returns was netted against revenues as reported by SSIDS.

  The Company is currently negotiating with SSIDS with a view to entering into a new agreement, whereby SSIDS would provide only distribution, warehousing, order fulfillment and accounts collection services. It is anticipated that such agreement, which would be nonexclusive, would require the Company to be responsible for all other aspects of marketing its products. There can be no assurance that the Company will enter into any such agreement with SSIDS. Moreover, there can be no assurance that the Company can successfully undertake the other marketing responsibilities previously assumed by SSIDS pursuant to the expired agreement. Pending the execution of such agreement, the Company continues to distribute its products through SSIDS on the basis anticipated to be reflected in the agreement.

 Product Returns and Bad Debts

  Although SSIDS is responsible for the collection of accounts, the Company is responsible for bad debts and product returns. The Company maintains reserves for bad debts and product returns based upon its prior experience and current market conditions. The reserve for bad debts is netted against accounts receivable and the reserve for product returns is netted against revenues. Although the Company believes that these reserves are adequate, there can be no assurance that its actual losses due to bad debts and product returns will not exceed the reserved amounts.

 Competition

  The market for the Company's consumer software products is intensely and increasingly competitive. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors may enter or increase their focus on the consumer software market, resulting in even greater competition for the Company. Many of the companies with which the Company currently competes, including The Learning Company, Cendant, Disney and GT Interactive Software Corp., have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to consumers, than the Company. To the extent that competitors achieve performance, price or other selling advantages, the Company could be materially adversely affected. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fluctuate, which may materially adversely affect the Company's business, operating results and financial condition.

 Control of the Company by Officers and Directors and ASSI, Inc.

  As of August 31, 1998, the Company had 5,701,624 outstanding shares of Common Stock. Vincent J. Bitetti, who is the Company's largest shareholder, owned of record 1,234,684 shares (21.7%) of the outstanding Common Stock; and ASSI, Inc. owned of record 1,140,000 shares (20.0%) of Common Stock. Louis Habash of Las Vegas, Nevada, is the ultimate beneficial owner of all of the Common Stock and ASSI Warrants owned by ASSI, Inc. ASSI, Inc. has indicated to the Company that it acquired the Common Stock beneficially owned by it as an investment and with a view to long-term capital appreciation.

 Possible Need For Additional Financing

  The Company heretofore has been substantially dependent on the net proceeds of its securities offerings, including its initial public offering, to fund its working capital requirements. As of June 30, 1998, the Company has working capital of $1,684,546 and cash of $693,741. The Company has experienced a significant increase in growth during the year ended June 30, 1998, as compared to the prior fiscal year. The Company may require additional financing to fund its growth and to meet all of its obligations in a timely manner. Effective September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement. The credit is secured by all the assets of the Company. As of August 31, 1998, no amounts were drawn under this facility. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity."

 Qualification Requirements for Nasdaq Securities; Risk of Low Priced
Securities

  In order for the Company's securities to continue to be listed on the Nasdaq SmallCap Market, (I) the Company must have either (A) net tangible assets (defined as total assets, excluding goodwill, minus total liabilities) of at least $2,000,000, (B) a market capitalization of at least $35,000,000 or (C) net income in its latest fiscal year or in two of its last three fiscal years of at least $500,000, (ii) a public float (defined as shares not held directly or indirectly by any officer, director or ten percent or greater stockholder of the Company) of at least 500,000 shares having a market value of at least $1,000,000, (iii) a minimum bid price of at least $1, (iv) at least two market makers, and (v) at least 300 stockholders that each own 100 or more shares. If the bid price for the Common Stock falls below $1 for 30 days, it has 90 days to come back into compliance (by closing at or above $1 for ten consecutive days) before being subject to delisting.

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

EXECUTIVE OFFICERS

  The executive officers of the Company, their ages and their positions with the Company as of August 31, 1998 are as follows:

   NAME                               AGE               POSITION
   ----                               ---               --------
   Vincent J. Bitetti...............   43 Chairman of the Board, Chief
                                           Executive Officer and Director
   Ulrich E. Gottschling............   40 President, Chief Operating Officer
                                           Chief Financial Officer, Treasurer,
                                           Secretary and Director

  Vincent J. Bitetti founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1988 and served as the President of the Subsidiary from its formation. Since the Company acquired the Subsidiary in 1994, Mr. Bitetti has served as the Chairman of the Board and Chief Executive Officer and as a director of the Company and the Subsidiary. Prior to founding the Subsidiary, from 1986 to 1988 Mr. Bitetti was President of Fantastic Planet Consultants, a sound and musical instrument design consulting company. Mr. Bitetti is a published music composer and lyricist. From 1986 to 1993, Mr. Bitetti was a consultant to manufacturers of keyboard synthesizers in the music industry. Mr. Bitetti is primarily responsible for developing the concepts for the Company's products, and maintaining the Company's relationships and negotiating its license agreements with the studios. Mr. Bitetti has been a director of the Company since 1994.

  Ulrich E. Gottschling was appointed as Chief Financial Officer, Treasurer and director of the Company on October 9, 1995, as Secretary of the Company on November 17, 1995 and as President and Chief Operating Officer of the Company on February 1, 1997. Prior to joining the Company, Mr. Gottschling was employed from June 1991 through September 1995 as a certified public accountant with Corbin & Wertz, who previously was the Company's independent auditors. From 1987 through May 1991, he was employed as a certified public accountant by Deloitte & Touche LLP. From 1980 through 1986, Mr. Gottschling held various management positions with Westin Hotels and Marriott Corporation.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company leases approximately 8,613 square feet of office and warehousing space in Calabasas, Los Angeles County, California under a lease, which expires on May 31, 2002, and leases 1,500 square feet of office space in Berkeley, Alameda County, California under a lease which expires on October 31, 1999. The Company currently expects that these facilities will be sufficient for its needs at least through the term of the leases. The Company may lease additional space as its needs require, which it believes will be available on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS.

  The Company and its officers and directors have been, and in the future the Company and/or its officers and directors may be, involved in suits and actions incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The following matters were voted upon at the Annual Meeting of Stockholders held on June 30, 1998, and received the votes set forth below:

    1. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names below:

       NAME                                                       FOR    ABSTAIN
       ----                                                    --------- -------
       Richard Azevedo........................................ 2,757,834 96,210
       Vincent J. Bitetti..................................... 2,757,834 96,210
       Ulrich E. Gottschling.................................. 2,757,834 96,210
       Mark A. James.......................................... 2,757,834 96,210
       Samuel L. Poole........................................ 2,757,834 96,210
       Wayne M. Rogers........................................ 2,757,834 96,210
       John T. Wholian........................................ 2,757,834 96,210

    2. A proposal to adopt amendments to the Company's 1995 Stock Option Plan received 2,717,702 votes FOR, and 124,742 votes AGAINST, with 11,600 abstentions.

    3. A proposal to ratify amendments to the Company's Bylaws received 2,737,570 FOR, and 106,242 AGAINST, with 10,232 abstentions.

    4. A proposal to amend and restate employment agreement with Vincent J. Bitetti received 2,732,670 FOR, and 109,942 AGAINST, with 11,432 abstentions.

    5. A proposal to ratify an amendment to the employment agreement of Ulrich E. Gottschling received 2,730,770 FOR, and 109,842 AGAINST, with 13,432 abstentions.

    6. A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for 1998 received 2,820,312 FOR, and 22,832 AGAINST, with 10,900 abstentions.

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

                                                             NASDAQ
                                                             SYMBOL HIGH   LOW
                                                             ------ ----- -----
Common Stock................................................  SSII
1996
  Third Calendar Quarter....................................        $6.25 $4.00
  Fourth Calendar Quarter...................................        $5.75 $4.00
1997
  First Calendar Quarter....................................        $4.31 $1.38
  Second Calendar Quarter...................................        $1.62 $0.44
  Third Calendar Quarter....................................        $1.56 $0.75
  Fourth Calendar Quarter...................................        $1.81 $0.97
1998
  First Calendar Quarter....................................        $2.38 $1.00
  Second Calendar Quarter...................................        $2.50 $0.97
  Third Calendar Quarter (through 9/22/98)..................        $1.44 $0.63
Redeemable Warrants......................................... SSIIW
1996
  Third Calendar Quarter....................................        $2.38 $1.00
  Fourth Calendar Quarter...................................        $1.88 $1.00
1997
  First Calendar Quarter....................................        $1.00 $0.31
  Second Calendar Quarter...................................        $0.56 $0.13
  Third Calendar Quarter....................................        $0.25 $0.13
  Fourth Calendar Quarter...................................        $0.25 $0.03
1998
  First Calendar Quarter....................................        $0.31 $0.03
  Second Calendar Quarter...................................        $0.31 $0.09
  Third Calendar Quarter (through 9/22/98)..................        $0.16 $0.06

  As of August 31, 1998, there were approximately 156 holders of record of the Common Stock and 38 holders of record of the Redeemable Warrants. Most such securities are held in street name by nominees who hold stock certificates for an unknown number of beneficial owners.

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1998, 1997 and 1996, and certain factors that are expected to affect the Company's prospective financial condition. See Part I, Item 1, "Description of Business--Risk Factors--Forward-Looking Statements."

  The Company derives substantially all of its revenues from sales of its retail consumer software. The Company designs, develops, markets and supports a broad line of consumer software products. The Company focuses primarily on family-oriented products with educational and entertainment value, which are easy to use and install, using popular licensed intellectual content.

  Effective June 1, 1996 the Company entered into a Distribution Services Agreement with SSIDS that expired on May 31, 1998. The Company's relationship with SSIDS was exclusive except with regard to the rights to distribute the Company's product in direct-to-the-customer programs including direct mail, telemarketing and in-box coupon fulfillment, which were nonexclusive. The Company had no net sales to or through SSIDS during the year ended June 30, 1996. During the years ended June 30, 1998 and 1997, the Company had net sales to or through SSIDS in the amount of $5,665,347 and $2,982,285, respectively, which accounted for approximately 63.9% and 64.9% of the Company's total net sales.

  The Company is currently negotiating with SSIDS with a view to entering into a new agreement, whereby SSIDS would provide only distribution, warehousing, order fulfillment and accounts collection services. It is anticipated that such agreement, which would be nonexclusive, would require the Company to be responsible for all other aspects of marketing its products. There can be no assurance that the Company will enter into any such agreement with SSIDS. Moreover, there can be no assurance that the Company can successfully undertake the other marketing responsibilities previously assumed by SSIDS pursuant to the expired agreement. Pending the execution of such anticipated agreement, the Company continues to distribute its products through SSIDS on the basis anticipated to be reflected in the agreement. See Part I, Item 1, "Description of Business--Risk Factors--Product Distribution" and, "Description of Business--Risk Factors--Product Returns.

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

YEAR 2000 DISCLOSURE

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  The Company is currently evaluating the potential impact of year 2000 compliance upon its operations. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or it results of operations for any given year. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

RESULTS OF OPERATIONS

 Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1998

  Net Sales. Net sales increased by 92.9 percent from $4,596,806 for the year ended June 30, 1997 to $8,867,490 for the year ended June 30, 1998. Total sales of the Company's software products increased by 94.9 percent from $4,524,447 in 1997 to $8,819,529 in 1998. The significant increase in product sales is due to increased sales of the Company's products in the North American retail channel and to a sale in the amount of $1,957,500 to Universal Home Video. Increased sales in the domestic retail channel are attributed to better distribution, packaging, brand awareness and an internal dedicated sales force. The Company has established a reserve for product returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell through rates.

  Cost of Sales. Cost of Sales increased by 52.2 percent from $2,329,211 during 1997 to $3,5474,168 during 1998, and decreased as a percentage of net sales from 50.7 percent to 40.3 percent during the same periods. This increase in cost of sales is attributable to the above noted 92.9 percent increase in net sales, partially offset by decreased unit costs based principally on volume discounts and vendor pricing reductions. Additionally, costs for internal warehousing and technical support, which are included in cost of sales, remained relatively constant, and thereby reduced cost of sales per unit.

  Marketing and Sales. Marketing and sales expenses increased by 41.1 percent from $1,449,189 during 1997 to $2,045,312 during 1998, and decreased as a percentage of net sales from 31.5 percent to 23.1 percent, respectively. The increase in expenses was primarily due to increased costs associated with channel marketing, product packaging design and branding, as well as increased personnel costs associated with the development of an internal sales team. The decrease in marketing and sales expenses as a percentage of net sales is primarily attributable to the above noted sale to Universal Home Video in which the Company did not incur any marketing or sales costs. Without such sale, marketing and sales expense as a percentage of net sales would have been
29.6 percent during 1998. The Company anticipates that for the foreseeable future, marketing and sales expenses will continue to increase and will increase as a percentage of net sales.

  General and Administrative. General and administrative costs decreased by
7.4 percent from $1,988,213 during 1997 to $1,839,386 during 1998 and decreased as a percentage of net sales from 43.3 percent to 20.7 percent, respectively. During 1997, the Company recorded compensation expense in the amount of $329,644 related to the separation of the Company's former president. No such amounts have been incurred during 1998. Additionally, the Company noted reductions in certain other costs, such as insurance, telecommunications and legal expenses. Such reductions in general and administrative expenses are partially offset by increased costs associated with occupancy, depreciation, personnel costs and costs associated with being a publicly held company.

  Compensation In Connection With Common Stock and Common Stock Options Issued for Services Rendered. A total of $323,351 and $333,029 of expenses for 1998 and 1997, respectively, relate to noncash charges to earnings in connection with the vesting of stock options granted to employees in prior fiscal years, determined as the difference between the fair market value of the stock at the date of grant and the exercise price.

  Research and Development. Research and development expenses increased by
29.6 percent from $1,219,456 during 1997 to $1,580,413 during 1998, and decreased as a percentage of net sales from 26.5 percent to 17.8 percent, respectively. The increase in costs is primarily related to increases in the number of products under development by the Company and increased personnel costs that resulted from the acquisition of BWT Labs, Inc., partially offset by lower development costs for certain product types and the establishment of royalty based agreements with certain developers. The Company believes that development costs will continue to increase as the Company develops increasing numbers of products and as the Company develops increasingly more complex products that contain additional features. The Company is also evaluating other platforms for product development. Such platforms, such as the Sony(TM) Playstation(TM), require a more expensive development process.

  Other Income. Other income is principally comprised of a recovery of a bad debt from Acclaim Entertainment, Inc., the Company's former exclusive distributor that had been previously reserved, and other income associated with the settlement of the lawsuit filed by the Company against Acclaim.

  Tax Provision. The current period tax provision is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company had a loss in 1997, and has sufficient net operating loss carryforwards to offset its 1998 taxable income.

 Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1997

  Net Sales .Net sales increased by 103.0 percent from $2,264,633 for the year ended June 30, 1996 to $4,596,806 for the year ended June 30, 1997. Total sales of the Company's software products increased by 109.3 percent from $2,161,351 in 1996 to $4,524,447 in 1997. Other revenues, principally comprised of royalties and development fees, decreased by 29.9 percent from $103,282 during 1996 to $72,359 during 1997, as a result of the Company not entering into any new original equipment manufacturing ("OEM") agreements during 1997. The 109.3 percent increase in product sales is principally due to the success of two of the Company's products: the Star Wars(TM) Limited Edition Entertainment Utility (the license for which expired on June 30, 1997) and The Land Before Time(TM) Animated MovieBook(TM). The Company also increased the number of storefronts carrying the Company's products. New retailers carrying the Company's products for the first time during 1997 included Toys R Us, Dapy Stores, Spencer Gifts, Sam's Club and Office Depot.

  During 1997, of the Company's net revenues of $4,596,806, a total of $2,982,285 was generated by SSIDS, $773,905 was generated by One Stop, Ltd., the Company's distributor in the United Kingdom, and $279,164 was generated by Electro Source, Inc. These three customers generated none of the Company's sales of $2,264,633 during 1996. During 1996, net sales of $1,889,750 were generated by Acclaim Entertainment, Inc., which previously served as the Company's exclusive distributor.

  Cost of Sales. Cost of sales increased by 68.4 percent from $1,382,999 for 1996 to $2,329,211 for 1997, representing 61.1 percent and 50.7 percent of net sales, respectively, and 64.0 percent and 51.5 percent of products sales, respectively. This increase in cost of sales was attributable to the above noted 103.0 percent increase in net sales, partially offset by decreased royalty costs and decreased replication, assembly and freight costs. Additionally, the Company increased the average sales price of its products, which lead to a lower cost of sales percentage.

  Marketing and Sales. Marketing and sales expenses increased by 37.4 percent from $1,054,602 for 1996 to $1,449,189 for 1997, and decreased as a percentage of net sales from 46.6 percent to 31.5 percent, respectively. The increase in expenses was primarily due to increased marketing activities to promote the Company's products and brand name among retail purchasers, and increased personnel costs.

  General and Administrative. General and administrative expenses decreased by
9.4 percent from $2,193,855 for 1996 to $1,988,213 for 1997, and decreased as a percentage of net sales from 96.9 percent to 43.3 percent, respectively. This decrease is primarily attributable to a reduction in bad debt expense. During fiscal

1996, the Company recorded a bad debt expense in the amount of $663,421 related to amounts due to the Company from Acclaim, which was reversed in 1998. This reduction in general and administrative expenses in 1997 was partially offset by costs incurred by the Company related to the Company's initial public offering, costs associated with being a publicly held company such as insurance, investor and stockholder relations, costs associated with the separation of the former president of the Company, and costs associated with the Company's lawsuit against Acclaim, which was settled in January 1998.

  Compensation In Connection With Common Stock and Common Stock Options Issued For Services Rendered. A total of $333,029 of the general and administrative expenses for 1997 relates to a noncash charge to earnings in connection with the vesting of stock options granted to employees, determined as the difference between the fair market value of the common stock on the date of grant and the exercise price. No such charge was incurred during 1996.

  Development. Development expenses increased by 69.8 percent from $717,994 for 1996 to $1,219,456 for 1997, and decreased as a percentage of net sales from 31.7 percent to 26.5 percent, respectively. The increase in expenses during 1997 as compared to 1996, was primarily attributable to costs related to new product development activities, some of which resulted in products that were not scheduled to be completed and shipped until 1998 and 1999.

  Tax Provision. The current period income tax provision is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal or state income taxes as the Company had losses in 1997 and 1996, respectively, and has a net operating loss carryforward.

  Other. Other income (expense) increased from $(1,388,559) for 1996 to $55,372 for 1997, and increased as a percentage of net sales from (61.3) percent to 1.2 percent, respectively. This decrease was due to expenses incurred during fiscal 1996 related to debt financing incurred by the Company, which was repaid during July 1997. These expenses were primarily comprised of amortization of deferred loan costs in the amount of $1,035,200 and interest expense in the amount of $374,175.

 Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1996

  Net Revenues. Net revenues from continuing operations increased by 5.1 percent from $2,154,926 for the year ended June 30, 1995 to $2,264,633 for the year ended June 30, 1996. In 1996, the Company determined to concentrate its focus on development of its educational and entertainment utility interactive CD-ROM software and to reduce its development work for third parties. Consequently, total retail sales of the Company's software products increased by 72.2 percent from $1,255,230 in 1995 to $2,161,351 in 1996. However, the
Company had no development revenues during 1996 as compared with $343,250 for 1995. Revenues from OEM sales declined from $479,675 for 1995 to $70,895 for 1996, reflecting a one-time agreement with Acer that produced significant revenues in calendar 1994 but not in calendar 1995. In addition, the Company's royalty fees declined from $76,771 for 1995 to $32,387 for 1996. The higher royalty revenues for the year ended June 30, 1995 resulted primarily from product introductions incorporating content sublicensed by the Company that were not repeated in the year ended June 30, 1996. This decline in royalty revenues also reflected the Company's current strategy of focusing on developing all product licenses itself rather than sublicensing them to third parties.

  During 1996, of the Company's net sales of $2,264,633 a total of $1,889,750 were generated by Acclaim. None of the Company's net sales of $2,154,926 during 1995 were generated by Acclaim. The Company terminated its exclusive distribution agreement with Acclaim as of April 30, 1996 and entered into a new distribution agreement with SSIDS as of June 1, 1996.

  Cost of Sales. Cost of Sales increased by 28.9 percent from $1,072,691 for 1995 to $1,382,999 for 1996, representing 49.8 percent and 61.1 percent of net sales, respectively, and 85.5 percent and 64.0 percent of product sales, respectively. This decrease is attributable to the above noted 72.2 percent increase in software product sales partially offset by decreased production costs resulting from the Company's switch from floppy disk to CD-ROM media for a majority of its products, decreased per unit costs due to larger quantity purchases, decreased royalty costs and diminishing inventory writedowns and writeoffs.

  Marketing and Sales. Marketing and sales expenses increased by 104.0 percent from $516,886 for 1995 to $1,054,602 for 1996, and increased as a percentage of net sales from 24.0 percent to 46.6 percent, respectively. These increases were primarily due to increased marketing activities to promote the Company's products and brand name among retail purchasers, and increased personnel costs.

  General and Administrative. General and administrative expenses increased by
109.0 percent from $1,049,858 for 1995 to $2,193,855 for 1996, and increased as a percentage of net sales from 48.7 percent to 96.9 percent, respectively. The increase was primarily attributable to costs incurred by the Company during fiscal 1996 related to the Company's initial public offering and two private placements, increases in executive salaries related to the addition of a Chief Financial Officer, and bad debt expense in the amount of $663,421 related to amounts due from Acclaim.

  Compensation In Connection With Common Stock and Common Stock Options Issued for Services Rendered. A total of $733,165 of the general and administrative expenses for 1995 relates to a noncash charge to earnings in connection with the vesting of stock options granted to employees determined as the difference between the fair market value of the date of grant and the exercise price. No such charge was incurred during 1996.

  Development. Development expenses increased by 89.7 percent from $378,471 for 1995 to $717,994 for 1996, and increased as a percentage of net sales from
17.6 percent to 31.7 percent, respectively. These increases were primarily attributable to costs related to product upgrades and new product development activities.

  Tax Provision. The income tax provision for 1995 and 1996 is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal or state income taxes as the Company had losses in 1996 and 1995, respectively, and has a net operating loss carryforward.

  Other. Other income (expense) increased from $6,691 for 1995 to $(1,388,599) for 1996, and increased as a percentage of net sales from .3 percent to (61.3) percent, respectively. This increase is primarily comprised of amortization of deferred loan costs of $1,035,200 and interest expense of $374,175, both of which relate to private placements of the Company's debt securities.

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

SEASONALITY

  The consumer software business traditionally has been seasonal. Typically, net sales are the highest during the fourth calendar quarter and decline sequentially in the first and second calendar quarters. The seasonal pattern is due primarily to the increased demand for consumer software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect seasonality. Nevertheless, management believes that in the future its results may be less subject to seasonal fluctuations because its products will be marketed in connection with the releases of major motion pictures and home videos, which occur throughout the year, such as the previously noted sales of CDs to Universal Home Video in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As shown in the Company's consolidated financial statements, although the Company realized a net profit of $501,200 for the fiscal year ended June 30, 1998, the Company incurred net losses of $2,668,520 and $4,474,976 for the years ended June 30, 1997 and 1996, respectively. The Company has not historically generated sufficient cash flows to fund operations, and has had to rely on debt and equity financings to fund operations. Management believes the future success of the Company is largely dependent upon the Company's ability to generate revenues sufficient to fund operations. As of the fiscal year ended June 30, 1998, the Company had working capital of $1,684,546 and cash of $693,741. See Part I, Item 1, "Description of Business--Risk Factors-- Possible Need for Additional Financing" and "Description of Business--Risk Factors--Forward-Looking Statements."

  The Company experienced a significant increase in growth during the last fiscal year as compared to the prior fiscal year. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements relating to such business opportunities in the future, the Company may require additional financing to fund its growth.

  The Company invested approximately $138,688 during fiscal 1998 and approximately $345,395 during fiscal 1997 for capital equipment to expand into new product lines and to address potential capacity constraints created by the Company's growing unit sales volumes. From time to time, the Company evaluates acquisitions of products, businesses and technologies that are complementary to the Company's business.

  Effective September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company. As of August 31, 1998, no amounts were drawn under this facility.

ITEM 7. FINANCIAL STATEMENTS.

  The information required by Item 7 is filed herewith under the Consolidated Financial Statements of Sound Source Interactive, Inc. and Subsidiaries together with the report of Deloitte & Touche, LLP dated September 11, 1998 in the financial information section, included as Appendix A of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

  Items 10, 11 and 12 of Part III of this Form 10-KSB are omitted because the Company intends to file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year ended June 30, 1998, a definitive Proxy Statement containing information pursuant to Regulation 14A of the Exchange Act, and that such information shall be deemed incorporated herein by reference from the date of filing of such document.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

  (a) Exhibits.

 EXH.
 NO.                           DESCRIPTION OF EXHIBITS
 ----                          -----------------------
  3.1 Second Restated Certificate of Incorporation of the Registrant. [Filed as
       Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 No.
       33-80827 ("Registration Statement No. 33-80827") and incorporated herein by reference.]
  3.2 Amended and Restated Bylaws of the Registrant. [Filed as Exhibit 3.1 to
       the Registrant's Form 8-K Report dated May 6, 1998 (the "May 1998 Form
       8-K") and incorporated herein by reference.]
  4.1 Specimen Common Stock Certificate. [Filed as Exhibit 4.1 to Registration
       Statement No. 33-80827 and incorporated herein by reference.]
  4.2 Form of Warrant Agreement between the Registrant and Corporate Stock
       Transfer, Inc., as warrant agent, and form of Redeemable Warrant. [Filed as Exhibit 4.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]
  4.3 Form of Warrant Agreement between the Registrant and The Boston Group, LP and Joseph Stevens and Company, LP and form of Underwriters' Warrant.
       [Filed as Exhibit 4.3 to Registration Statement No. 33-80827 and
       incorporated herein by reference.]
  4.4 Warrant dated April 30, 1996 issued to ASSI, Inc. [Filed as Exhibit 4.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]
  4.5 Form of Underwriting Agreement among the Registrant, Vincent J. Bitetti,
       Eric H. Winston and The Boston Group, LP and Joseph Stevens & Co., LP,
       as underwriters. [Filed as Exhibit 1 to Registration Statement No. 33-
       80827 and incorporated herein by reference.]
  9.1 Stockholder Voting Agreement dated as of April 30, 1996, among ASSI,
       Inc., Vincent J. Bitetti and Eric H. Winston. [Filed as Exhibit 9.1 to
       Registration Statement No. 33-80827 and incorporated herein by reference.]
  9.2 Irrevocable Proxy of Vincent J. Bitetti to ASSI, Inc., dated April 30,
       1996. [Filed as Exhibit 9.2 to Registration Statement No. 33-80827 and
       incorporated herein by reference.]
  9.3 Irrevocable Proxy of Eric H. Winston to ASSI, Inc., dated April 30, 1996.
       [Filed as Exhibit 9.3 to Registration Statement No. 33-80827 and
       incorporated herein by reference.]
  9.4 Irrevocable Proxy of ASSI, Inc. to Vincent J. Bitetti, dated April 30,
       1996. [Filed as Exhibit 9.4 to Registration Statement No. 33-80827 and
       incorporated herein by reference.]
  9.5 Irrevocable Proxy and Voting Agreement of Martin Meyer to Vincent J.
       Bitetti, dated May 4, 1994. [Filed as Exhibit 9.5 to Registration
       Statement No. 33-80827 and incorporated herein by reference.]
  9.6 Irrevocable Proxy and Voting Agreement of Mark Lane to Vincent J.
       Bitetti, dated May 10, 1994. [Filed as Exhibit 9.6 to Registration
       Statement No. 33-80827 and incorporated herein by reference.]
  9.7 Consent of ASSI, Inc., dated as of April 20, 1998, pursuant to the Voting
       Agreement, dated as of April 30, 1996, among ASSI, Inc., Vincent J.
       Bitetti and Eric H. Winston. [Filed as Exhibit 9.1 to the May 1998 Form
       8-K Report and incorporated herein by reference.]

 EXH.
  NO.                           DESCRIPTION OF EXHIBITS
 ----                           -----------------------
 10.1  Second Amended and Restated Employment Agreement of Vincent J. Bitetti
        dated as of April 30, 1996. [Filed as Exhibit 10.1 to Registration
        Statement No. 33-80827 and incorporated herein by reference.]
 10.2  Second Amended and Restated Employment Agreement of Eric H. Winston
        dated as of April 30, 1996. [Filed as Exhibit 10.2 to Registration
        Statement No. 33-80827and incorporated herein by reference.]
 10.3  Amended and Restated Employment Agreement of Ulrich E. Gottschling dated as of February 1, 1997. [Filed as Exhibit 10.3 to the Registrant's
        Registration Statement on Form SB-2 (No. 333-24271, ("Registration
        Statement No. 333-24271") and incorporated herein by reference.]
 10.4  Sound Source Interactive, Inc. 1992 Stock Option Plan. [Filed as Exhibit
        10.4 to Registration Statement No. 33-80827and incorporated herein by reference.]
 10.5  Sound Source Interactive, Inc. and 1995 Stock Option Plan, as amended.
        [Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A
        dated June 8, 1998 and incorporated herein by reference.]
 10.6  Warrant Agreement, dated as of September 26, 1995, among the Registrant,
        Sound Source Interactive, Inc., a California corporation (the
        "Subsidiary") and Financial West Group, Inc., corporation ("FWG"), as warrant agent. [Filed as Exhibit 10.6 to Registration Statement No. 33-
        80827 and incorporated herein by reference.]
 10.7  Warrant Agreement, dated as of June 30, 1995, between the Registrant and
        FWG, as warrant agent. [Filed as Exhibit 10.7 to Registration Statement
        No. 33-80827 and incorporated herein by reference.]
 10.8  Indemnification Agreement, dated as of January 1, 1996, between the
        Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to
        Registration Statement No. 33-80827 and incorporated herein by reference.]
 10.9  Indemnification Agreement, dated as of January 1, 1996, between the
        Registrant and Eric H. Winston. [Filed as Exhibit 10.36 to Registration
        Statement No. 33-80827and incorporated herein by reference.]
 10.10 Indemnification Agreement, dated as of January 1, 1996, between the
        Registrant and Ulrich Gottschling. [Filed as Exhibit 10.37 to
        Registration Statement No. 33-80827 and incorporated herein by reference.]
 10.11 Consulting Agreement, dated as of April 30, 1996, between the Company and ASSI, Inc. [Filed as Exhibit 10.45 to Registration Statement No.
        33-80827 and incorporated herein by reference.]
 10.12 Share Purchase Agreement, dated April 3, 1995, between Eric Winston and
        Vincent Bitetti. [Filed as Exhibit 10.46 to Registration Statement No.
        33-80827 and incorporated herein by reference.]
 10.13 Distribution Services Agreement, dated June 1, 1996, between the
        Registrant and Simon & Schuster Interactive Distribution Services.
        [Filed as Exhibit 10.47 to Registration Statement No. 33-80827 and
        incorporated herein by reference.]
 10.14 Note Purchase Agreement, dated as of May 30, 1996, between the
        Registrant and ASSI, Inc. [Filed as Exhibit 10.48 to Registration
        Statement No. 33-80827 and incorporated herein by reference.]
 10.15 Convertible Promissory Note, dated May 30, 1996, issued by the Company to ASSI, Inc. [Filed as Exhibit 10.49 to Registration Statement No. 33-
        80827 and incorporated herein by reference.]
 10.16 Indemnification Agreement, dated as of October 1, 1996, between the
        Registrant and Mark A. James. [Filed as Exhibit 10.44 to Amendment No.
        1 to the Registrant's Annual Report on Form 10-KSB for the year ended
        June 30, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference.]
 10.17 Indemnification Agreement, dated as of October 1, 1996, between the
        Registrant and Ernest T. Klinger. [Filed as Exhibit 10.45 to Amendment
        No. 1 to the 1996 Form 10-KSB and incorporated herein by reference.]

 EXH.
  NO.                           DESCRIPTION OF EXHIBITS
 ----                           -----------------------
 10.18 Indemnification Agreement, dated as of October 1, 1996, between the
        Registrant and Ronald W. Hart. [Filed as Exhibit 10.46 to Amendment No.
        1 to the 1996 Form 10-KSB and incorporated herein by reference.]
 10.19 Separation and Release Agreement, dated as of October 24, 1996, between the Registrant and Eric. H. Winston. [Filed as Exhibit 10.47 to
        Amendment No. 1 to the 1996 Form 10-KSB" and incorporated herein by reference.]
 10.20 Indemnification Agreement, dated as of February 3, 1997, between the
        Registrant and Robert. S. Burke. [Filed as Exhibit 10.23 to
        Registration Statement No. 333-24271 and incorporated herein by reference.]
 10.21 Office Lease, dated as of March 4, 1997, between Arden Realty Limited
        Partnership and the Registrant. [Filed as Exhibit 10.24 to Registration
        Statement No. 333-24271 and incorporated herein by reference.]
 10.22 Factoring Agreement, dated as of September 19, 1997, between the
        Registrant and Silicon Valley Financial Service, a division of Silicon
        Valley Bank. [Filed as Exhibit 10.25 to the Registrant's Annual Report
        on Form 10-KSB for the year ended June 30, 1997 (the "1997 Form 10-
        KSB") and incorporated herein by reference.].
 10.23 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley
        Financial Service, a division of Silicon Valley Bank. [Filed as Exhibit
        10.26 to the 1997 Form 10-KSB and incorporated herein by reference.]
 10.24 Stock Purchase Agreement, dated as of February 13, 1988, among the
        Registrant, Brett G. Durrett and Biological Weapons Testing
        Laboratories, Inc. [Filed herewith.]
 10.25 Settlement Agreement, dated as of April 27, 1998, among the Registrant,
        ASSI, Inc., NCD, Inc., The Boston Group, LP, Vincent J. Bitetti, Ulrich
        E. Gottschling, Mark A. James and Robert G. Kalik [Filed as Exhibit
        10.1 to the May 1998 Form 8-K and incorporated herein by reference.]
 10.26 Lock-Up Agreement, dated as of April 27, 1998, among the Registrant,
        ASSI, Inc., NCD, Inc. and Louis Habash [Filed as Exhibit 10.2 to the
        May 1998 Form 8-K and incorporated herein by reference.]
 10.27 Third Amended and Restated Employment Agreement of Vincent J. Bitetti
        dated as of April 27, 1998 [Filed as Exhibit 10.3 to the May 1998 Form
        8-K and incorporated herein by reference.]
 10.28 Employment Memorandum of Ulrich E. Gottschling dated as of April 27,
        1998 [Filed as Exhibit 10.4 to the May 1998 Form 8-K and incorporated herein by reference.]
 10.29 Indemnification Agreement, dated as of April 27, 1998, between the
        Registrant and Richard Azevedo. [Filed herewith.]
 10.30 Indemnification Agreement, dated as of April 27, 1998, between the
        Registrant and Samuel L. Poole. [Filed herewith.]
 10.31 Indemnification Agreement, dated as of April 27, 1998, between the
        Registrant and Wayne M. Rogers. [Filed herewith.]
 10.32 Indemnification Agreement, dated as of April 27, 1998, between the
        Registrant and John Wholihan. [Filed herewith.]
 21.1  Subsidiaries of the Registrant. [Filed herewith.]
 23.1  Consent of Corbin & Wertz. [Filed herewith.]
 23.2  Consent of Deloitte & Touche. [Filed herewith.]
 27.1  Financial Data Schedule. [Filed herewith.]

  (b) Reports on Form 8-K.

  The Registrant filed a Form 8-K on May 6, 1998 relating to the settlement of litigation involving the Registrant, ASSI, Inc., NCD, Inc., The Boston Group, LP, Vincent J. Bitetti, Ulrich E. Gottschling, Mark A. James and Robert G. Kalik.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 1998                  SOUND SOURCE INTERACTIVE, INC.

                                                 /s/ Vincent J. Bitetti
                                          By __________________________________
                                                    Vincent J. Bitetti,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                   DATE
             ---------                          -----                   ----

     /s/ Vincent J. Bitetti          Chairman of the Board and      September 28, 1998
____________________________________  Chief Executive Officer
         Vincent J. Bitetti           (principal executive
                                      officer)

   /s/ Ulrich E. Gottschling         President, Chief Operating     September 28, 1998
____________________________________  Officer, Chief Financial
       Ulrich E. Gottschling          Officer, Treasurer and
                                      Secretary (principal
                                      financial and accounting
                                      officer)

      /s/ Richard Azevedo            Director                       September 28, 1998
____________________________________
          Richard Azevedo

       /s/ Mark A. James             Director                       September 28, 1998
____________________________________
           Mark A. James

      /s/ Samuel L. Poole            Director                       September 28, 1998
____________________________________
          Samuel L. Poole

      /s/ Wayne M. Rogers            Director                       September 28, 1998
____________________________________
          Wayne M. Rogers

       /s/ John Wholihan             Director                       September 28, 1998
____________________________________
           John Wholihan

  No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended June 30, 1998 will be forwarded to stockholders.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
   Independent Auditors' Report..........................................     1
   Independent Auditors' Report..........................................     2
   Consolidated Financial Statements as of June 30, 1998 and 1997 and for
    each of the three years in the period ended June 30, 1998:
     Balance Sheets......................................................     3
     Statements of Operations............................................     4
     Statements of Stockholders' Equity..................................     5
     Statements of Cash Flows............................................   6-7
     Notes to Consolidated Financial Statements..........................  8-17

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sound Source Interactive, Inc.:

  We have audited the accompanying consolidated balance sheets of Sound Source Interactive, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Los Angeles, California
September 11, 1998

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Sound Source Interactive, Inc.

  We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Sound Source Interactive, Inc. (a Delaware corporation) and subsidiary (collectively referred to as the "Company") for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sound Source Interactive, Inc. and subsidiary for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

                                                  /s/ Corbin & Wertz
                                          _____________________________________
                                                     Corbin & Wertz

Irvine, California
September 16, 1996

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997

                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash equivalents........................ $    693,741  $    590,459
  Accounts receivable, net of allowance for
   doubtful accounts of $22,540 and $703,421 as of
   June 30, 1998 and 1997, respectively (Note 4)...    2,383,132     1,361,118
  Inventories (Note 2).............................      417,215       228,677
  Prepaid royalties................................    1,866,044     1,555,263
  Prepaid expenses and other.......................      189,848        77,873
                                                    ------------  ------------
    Total current assets...........................    5,549,980     3,813,390
PROPERTY AND EQUIPMENT, Net (Note 3)...............      409,129       414,455
OTHER ASSETS.......................................       15,703        14,553
                                                    ------------  ------------
TOTAL.............................................. $  5,974,812  $  4,242,398
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note 4)... $  2,203,159  $  1,328,261
  Accrued royalties................................    1,615,162     1,610,441
  Deferred revenue.................................       45,000        12,000
  Current portion of capital lease obligations
   (Note 4)........................................        2,913        11,398
                                                    ------------  ------------
    Total current liabilities......................    3,866,234     2,962,100
CAPITAL LEASE OBLIGATIONS (Note 4).................                      2,414
                                                    ------------  ------------
    Total liabilities..............................    3,866,234     2,964,514
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY (Notes 5 and 6):
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,649,974 and 4,409,099 shares
   issued and outstanding as of
   June 30, 1998 and 1997, respectively............        5,650         4,409
  Warrants.........................................      559,928     1,104,925
  Additional paid-in capital.......................   14,297,872    13,424,622
  Accumulated deficit..............................  (12,754,872)  (13,256,072)
                                                    ------------  ------------
    Total stockholders' equity.....................    2,108,578     1,277,884
                                                    ------------  ------------
TOTAL.............................................. $  5,974,812  $  4,242,398
                                                    ============  ============


          See accompanying notes to consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                              1998        1997         1996
                                           ----------  -----------  -----------
REVENUES:
  Product sales..........................  $8,819,529  $ 4,524,447  $ 2,161,351
  Development fees and other.............      47,961       72,359      103,282
                                           ----------  -----------  -----------
    Net revenues.........................   8,867,490    4,596,806    2,264,633
COST OF SALES (Note 4)...................   3,574,168    2,329,211    1,382,999
                                           ----------  -----------  -----------
GROSS PROFIT.............................   5,293,322    2,267,595      881,634
                                           ----------  -----------  -----------
OPERATING EXPENSES:
  Research and development (Note 4)......   1,580,413    1,219,456      717,994
  Sales and marketing (Note 4)...........   2,045,312    1,449,189    1,054,602
  General and administrative (Notes 4 and
   8)....................................   1,839,386    1,988,213    2,193,855
  Compensation in connection with stock
   options issued for services rendered
   (Note 6)..............................     323,351      333,029
                                           ----------  -----------  -----------
    Total operating expenses.............   5,788,462    4,989,887    3,966,451
                                           ----------  -----------  -----------
OPERATING LOSS...........................    (495,140)  (2,722,292)  (3,084,817)
                                           ----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income........................      23,261       75,858       35,430
  Interest expense.......................     (24,521)     (16,428)    (374,175)
  Amortization of deferred loan costs....                            (1,035,200)
  Other income (Note 4)..................   1,000,000
  Other expense, net.....................        (800)      (4,058)     (14,614)
                                           ----------  -----------  -----------
    Total other income (expense).........     997,940       55,372   (1,388,559)
                                           ----------  -----------  -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
 TAXES...................................     502,800   (2,666,920)  (4,473,376)
PROVISION FOR INCOME TAXES (Note 7)......       1,600        1,600        1,600
                                           ----------  -----------  -----------
NET INCOME (LOSS)........................  $  501,200  $(2,668,520) $(4,474,976)
                                           ==========  ===========  ===========
BASIC NET INCOME (LOSS) PER SHARE........  $     0.11  $     (0.61) $     (2.46)
                                           ==========  ===========  ===========
DILUTED NET INCOME (LOSS) PER SHARE......  $     0.10  $     (0.61) $     (2.46)
                                           ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                            COMMON STOCK
                          -----------------
                                                        ADDITIONAL
                                                          PAID-IN   ACCUMULATED
                           SHARES    AMOUNT  WARRANTS     CAPITAL     DEFICIT        TOTAL
                          ---------  ------  ---------  ----------- ------------  -----------
BALANCE, JULY 1, 1995...  1,859,182  $1,859             $ 5,124,525 $ (6,112,576) $  (986,192)
 Issuance of warrants in
  connection with
  private offerings.....                     $ 263,350                                263,350
 Cancellation of shares
  in connection with
  settlement............    (15,120)    (15)                     15
 Cancellation of shares
  for which the Company
  had not received paid
  commissions...........    (36,238)    (36)                     36
 Net loss...............                                              (4,474,976)  (4,474,976)
                          ---------  ------  ---------  ----------- ------------  -----------
BALANCE, JUNE 30, 1996..  1,807,824   1,808    263,350    5,124,576  (10,587,552)  (5,197,818)
 Issuance of common
  stock in connection
  with public offering,
  net of offering costs
  of $2,297,408
  (Note 5)..............  2,560,000   2,560               7,964,581                 7,967,141
 Issuance of common
  stock in connection
  with exercise of
  employee stock options
  (Note 6)..............     41,275      41                   2,436                     2,477
 Issuance of warrants in
  connection with public
  offering (Note 5).....                       337,411                                337,411
 Issuance of warrants in
  connection with the
  conversion of a note
  payable and accrued
  interest to related
  party.................                       504,164                                504,164
 Issuance of stock
  options for services..                                    333,029                   333,029
 Net loss...............                                              (2,668,520)  (2,668,520)
                          ---------  ------  ---------  ----------- ------------  -----------
BALANCE, JUNE 30, 1997..  4,409,099   4,409  1,104,925   13,424,622  (13,256,072)   1,277,884
 Issuance of common
  stock in connection
  with exercise of
  employee stock options
  (Note 6)..............    140,875     141                   6,002                     6,143
 Issuance of common
  stock in exchange for
  warrants (Note 4).....  1,100,000   1,100   (544,997)     543,897
 Issuance of stock
  options for services..                                    323,351                   323,351
 Net income.............                                                 501,200      501,200
                          ---------  ------  ---------  ----------- ------------  -----------
BALANCE, JUNE 30, 1998..  5,649,974  $5,650  $ 559,928  $14,297,872 $(12,754,872) $ 2,108,578
                          =========  ======  =========  =========== ============  ===========


          See accompanying notes to consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                            1998         1997         1996
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).....................  $   501,200  $(2,668,520) $(4,474,976)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
   Depreciation and amortization.......      144,014      108,007       45,230
   Stock options issued for services
    rendered...........................      323,351      333,029          --
   Changes in operating assets and
    liabilities:
     Accounts receivable...............   (1,022,014)    (448,214)    (852,076)
     Inventories.......................     (188,538)      33,980     (112,337)
     Prepaid royalties.................     (310,781)    (926,587)    (147,264)
     Prepaid expenses and other........     (111,975)     (62,009)     (15,864)
     Accounts payable and accrued
      expenses.........................      874,898      240,714      308,462
     Accrued interest..................          --      (363,531)     367,695
     Commissions payable...............          --           --      (159,593)
     Accrued royalties.................        4,721    1,067,637          291
     Deferred revenue..................       33,000      (72,360)      20,360
                                         -----------  -----------  -----------
      Net cash provided by (used in)
       operations......................      247,876   (2,757,854)  (5,020,072)
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....     (138,688)    (345,395)     (90,985)
 Other assets..........................       (1,150)      (1,653)      (9,840)
                                         -----------  -----------  -----------
      Net cash used in investing
       activities......................     (139,838)    (347,048)    (100,825)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common
  stock................................        6,143    8,590,522          --
 Proceeds from issuance of warrants....          --       337,411      263,350
 Proceeds from issuance of notes
  payable..............................          --           --     5,306,700
 Repayment of notes payable............          --    (4,987,500)    (319,200)
 Notes payable to officers.............          --           --       (13,500)
 Note payable to related party.........          --           --       500,000
 Deferred offerings costs..............          --           --      (620,904)
 Payments on capital lease obligations.      (10,899)     (27,057)     (27,294)
 Short-term advance....................          --      (400,000)         --
                                         -----------  -----------  -----------
      Net cash (used in) provided by
       investing activities............       (4,756)   3,513,376    5,089,152
                                         -----------  -----------  -----------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS...........................      103,282      408,474      (31,745)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR..................................      590,459      181,985      213,730
                                         -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.  $   693,741  $   590,459  $   181,985
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION --
 Cash paid during the year for:
   Interest............................  $    24,521  $    16,428  $     6,480
                                         ===========  ===========  ===========
   Income taxes........................  $     1,600  $     1,600  $     1,600
                                         ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1998, 1997 AND 1996

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During 1998, the Company issued 1,100,000 shares of common stock in exchange for 4,816,657 common stock purchase warrants held by (see Note 4).

  During 1997, the Company issued 2,016,657 redeemable warrants in exchange for a $500,000 note payable to ASSI, Inc. plus accrued interest of $4,164.

  During 1996, the Company purchased property and equipment valued at $38,471 through the issuance of capital leases (see Notes 3 and 4).





         See accompanying notes to consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION--Sound Source Interactive, Inc. (a Delaware Corporation), through its wholly owned subsidiaries, Sound Source Interactive Inc. (a California Corporation) and Biological Weapon Testing Laboratories, Inc. (collectively, the "Company"), creates, develops, produces, publishes, distributes and otherwise exploits, worldwide, interactive educational and entertainment software properties for personal computers. Significant intercompany transactions and balances have been eliminated.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

  CONCENTRATION OF CREDIT RISK--The Company at times maintains cash balances at certain financial institutions in excess of federally insured deposits.

  The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses. The Company estimates credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

  Simon & Schuster Interactive Distribution Services ("SSIDS") accounted for 64% and 65%, respectively, of consolidated revenues for the years ended June 30, 1998 and 1997 (see Note 4). Universal Home Video accounted for 22% of consolidated revenues for the year ended June 30, 1998. The Company's former principal distributor accounted for 83% of consolidated revenues in 1996. The Company's accounts receivable at June 30, 1998 are primarily due from SSIDS and Universal Home Video. The Company's accounts receivable at June 30, 1997 are primarily due from SSIDS and the Company's European distributor, One Stop Direct Ltd.

  JVC Disc America, Co. ("JVC") accounted for approximately 67% of consolidated purchases for the year ended June 30, 1998. Accounts payable to JVC accounted for 65% of consolidated accounts payable as of June 30, 1998. No one company accounted for more than 10% of consolidated purchases for the year ended June 30, 1997. The Company purchased certain products from two companies, which accounted for approximately 49% and 37% of consolidated purchases for the year ended June 30, 1996.

 RISK AND UNCERTAINTIES

  Technological Obsolescence

  The entertainment software industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the consolidated balance sheet.

  Licenses

  The Company's products are based upon the licensed content of major motion pictures and television shows and/or development agreements with major entertainment studios. All of such license and development agreements to which the Company currently is a party are for fixed terms that will expire over the next one to five years. Although no licensor is required to extend any license, the Company anticipates that the licensor under

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES each agreement will extend its terms, provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees. In the event that any licensor fails to renew its license agreement, then the subject license will terminate, and the Company will no longer be entitled to sell the licensed product. The loss of one or more of the licenses could have a material adverse effect on the Company's revenues and operating results. There can be no assurance that the Company will satisfy its performance obligations under any license or development agreement or that, even if such requirements are satisfied, all material licenses will be renewed. Generally, the terms of a license agreement state that, upon any bankruptcy or liquidation of the Company, licensing rights revert to the licensor.

  CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

  INVENTORIES--Inventories, which consist primarily of software media and related packaging materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

  LONG-LIVED ASSETS--The Company evaluates the recovery of its long-lived assets and recognizes impairment if it is probable that the recorded amounts are not recoverable based upon future undiscounted cash flows if there is an event or change in circumstances which indicates that the carrying amount of an asset may not be recoverable.

  ROYALTIES--The Company enters into license agreements with movie studios, actors, and sound developers for recognized movie and television properties that require the Company to pay up-front minimum guarantees against future royalties. The license agreements generally require the Company to pay a percentage of sales of the products but no less than a specified amount (the minimum guaranteed royalty). The Company records the minimum guaranteed royalty as a liability and a related asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual net product sales. Royalty liabilities in excess of the minimum guaranteed amount are recorded when such amounts are earned by the licensor.

  The Company periodically assesses the recoverability of prepaid royalties by determining whether the minimum guarantee will be recovered through anticipated future sales on a product-by-product basis. Any amounts not expected to be recovered are charged to operations in the period assessed by management. For the years ended June 30, 1998, 1997 and 1996, $225,000, $40,000 and $99,798, respectively, of such royalties were charged to cost of sales in the consolidated statements of operations.

  INCOME TAXES--Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

  REVENUE RECOGNITION--Direct-to-the-customer sales are recognized when merchandise is shipped to customers and are recorded net of discounts, allowances, and estimated merchandise returns. While the Company has no obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations. Revenue from third-party

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES distributors is recognized as reported by such distributors, net of distribution fees and estimated returns. Reserves for returns are based on management's evaluation of historical experience and current industry trends.

  SOFTWARE DEVELOPMENT COSTS--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed," the Company examines its software development costs after technological feasibility has been established to determine if capitalization is required. Through June 30, 1998, all internal software development costs have been expensed.

  STOCK-BASED COMPENSATION--In fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

  NET INCOME (LOSS) PER COMMON SHARE--In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128, "Earnings per Share" ("EPS"). The statement is effective for interim periods and fiscal years ending after December 15, 1997. All prior periods have been restated.

  The computations of the weighted-average common shares and potential common shares used in the computation of basic and diluted EPS are as follows

                                                    1998      1997      1996
                                                  --------- --------- ---------
Basic EPS--
  Weighted-average common shares outstanding
   during the period............................. 4,665,527 4,368,462 1,822,759
  Incremental shares assumed to be outstanding
   related to stock options granted..............   343,836
                                                  --------- --------- ---------
Diluted EPS--
  Weighted-average common shares and equivalents
   outstanding for any of the periods presented.. 5,009,363 4,368,462 1,822,759
                                                  ========= ========= =========

  No adjustments were made to net income (loss) for any of the periods presented for the purposes of calculating earnings per share. Warrants to purchase shares of the Company's common stock at $4.60-$5.80 per share were outstanding for each of the three years ended June 30, 1998 but were not included in the computation of diluted EPS because the warrants were antidilutive.

  RECLASSIFICATIONS--Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the current year's presentation.

2. INVENTORIES

  Inventories consisted of the following as of June 30:

                                                                1998     1997
                                                              -------- --------
     Finished goods.......................................... $147,718 $151,282
     Raw materials (components)..............................  269,497   77,395
                                                              -------- --------
                                                              $417,215 $228,677
                                                              ======== ========

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following as of June 30:

                                                               1998      1997
                                                             --------  --------
     Leasehold improvements................................. $  7,781  $  7,781
     Computer equipment.....................................  618,499   548,462
     Office furniture and equipment.........................   83,343    96,173
                                                             --------  --------
                                                              709,623   652,416
     Accumulated depreciation and amortization.............. (300,494) (237,961)
                                                             --------  --------
                                                             $409,129  $414,455
                                                             ========  ========

  As of June 30, 1998 and 1997, the Company had property and equipment with a total cost of $21,631 and $86,723 and accumulated depreciation of $16,400 and $48,511, respectively, of assets recorded under capital leases (see Note 4).

4. COMMITMENTS AND CONTINGENCIES

  EMPLOYMENT CONTRACTS--The Company has entered into employment contracts with five of its employees, including two officers, which expire on various dates through December 2000 and provide for certain expense allowances.

  Future minimum base salaries, by year and in the aggregate, consist of the following as of June 30, 1998:

     YEARS ENDING JUNE 30,
     ---------------------
       1999.......................................................... $  741,338
       2000..........................................................    503,438
       2001..........................................................    120,000
                                                                      ----------
                                                                      $1,364,776
                                                                      ==========

  Certain of the employment contracts provide for commissions based on net revenues. Commissions under employment contracts for the years ended June 30, 1998, 1997 and 1996, amounted to $53,086, $41,633 and $66,067, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

  OPERATING LEASES--The Company leases its facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2002.

  The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets.

  Future minimum lease payments as of June 30, 1998, due through May 31, 2002 under such leases, are as follows:

                                                       LEASE     RENT   DEFERRED
     OPERATING LEASES                                 PAYMENTS EXPENSE    RENT
     ----------------                                 -------- -------- --------
       1999.......................................... $144,698 $140,031 $ 4,667
       2000..........................................  144,698  140,031   4,667
       2001..........................................  144,698  140,031   4,667
       2002..........................................  132,642  136,534   3,892
                                                      -------- -------- -------
                                                      $566,736 $556,627 $17,893
                                                      ======== ======== =======

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

  Rent expense under operating lease agreements totaled $150,516, $106,474 and $89,192 for the years ended June 30, 1998, 1997 and 1996, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

  CAPITAL LEASES--The Company leases certain equipment and computers under capital lease obligations with interest at rates ranging from 20.00% to 27.93% per annum.

  Future minimum lease payments under capital leases for equipment and computers, all of which are due during the year ended June 30, 1999 are $3,151.

  SIMON & SCHUSTER DISTRIBUTION AGREEMENT--Effective June 1, 1996, the Company entered into a two-year distribution services agreement with SSIDS, which terminated on May 31, 1998. SSIDS is the consumer software distribution unit of Simon & Schuster, Inc., the publishing operation of Viacom, Inc. The Company's relationship with SSIDS was exclusive except with regard to the rights to distribute the Company's products in direct-to-the-customer programs, including direct mail, telemarketing, and in-box coupon fulfillment, which were nonexclusive.

  Pursuant to this agreement, SSIDS made monthly payments to the Company in the amount equal to its gross revenues, as defined, during such month from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. The payments were due not later than 75 days after the calendar month in question.

  The Company is currently negotiating a new agreement with SSIDS with a view to entering into a new agreement, whereby SSIDS would provide only distribution, warehousing, order fulfillment, and accounts collection services. It is anticipated that such agreement, which would be nonexclusive, would require the Company to be responsible for all other aspects of marketing its products. There can be no assurance that the Company will enter into any such agreement with SSIDS. Moreover, there can be no assurance that the Company can successfully undertake the other marketing responsibilities previously assumed by SSIDS pursuant to the expired agreement.

  CONSULTING AGREEMENT--On October 16, 1995, the Company entered into a one-year binding letter of intent with a consultant whereby for consulting services the Company would pay a minimum $39,000 per year plus royalties up to 3%, as defined, on products as specified. Through June 30, 1996, the Company paid a total of $73,340 under this agreement. During the year ended June 30, 1996, $39,581 is included in sales and marketing expenses and $33,759 is included in cost of sales in the consolidated statements of operations. Effective February 1997, the consultant became an employee of the Company. Royalties paid to this consultant in 1998 and 1997 were $48,981 and $37,769, respectively, and are included in cost of goods sold in the consolidated statement of operations.

  DEVELOPMENT CONTRACTS--Periodically, the Company enters into certain agreements with software developers whereby for specified development services the Company will pay a fixed fee and/or a percentage of sales of the product developed. For the years ended June 30, 1998, 1997 and 1996, the Company paid a total of $408,016, $403,036 and $146,416, respectively, under such agreements that are included in research and development expenses in the consolidated statements of operations.

  LITIGATION--On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Distribution, Inc. On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES liability. The Company netted approximately $1,000,000 after payment for legal, accounting and other costs associated with the lawsuit, which is included in other income for the year ended June 30, 1998. All amounts due from Acclaim related to this settlement have been received as of June 30, 1998.

  On April 24, 1998, the Company entered into settlement agreement with ASSI, Inc. NCD, Inc., a related party; The Boston Group L.P.; Vincent J. Bitetti; Ulrich E. Gottschling; Mark A. James; and Robert G. Kalik. Pursuant to the Settlement Agreement, the Company has settled with prejudice two legal proceedings that were pending against it, its Chairman and Chief Executive Officer Vincent J. Bitetti, and its President and Chief Operating Officer Ulrich E. Gottschling, in Los Angeles Superior Court, which related to an attempted expansion of the Company's Board of Directors and the election of four persons to fill expansion seats. In connection with the settlement, the Company (a) exchanged 1,100,000 shares of its common stock for the remaining 4,816,657 common stock purchase warrants held by ASSI, Inc.; (b) amended and restated its bylaws to provide for a seven-member Board of Directors; (c) appointed Wayne Rogers, John Wholihan, Samuel Poole and Richard Azevedo to fill vacancies on the Board of Directors; and (d) entered into new employment agreements with Mr. Bitetti and Mr. Gottschling. The fair market value of the common stock equaled the fair market value of the warrants at the transaction date.

  Pursuant to the settlement agreement, ASSI, Inc., NCD, Inc. Louis Habash and the Company also entered into a lock-up agreement. Such agreement provides that during the year ending May 31, 1999, ASSI, Inc., NCD, Inc. and Louis Habash (who is the beneficial owner of all of the voting securities of ASSI, Inc. and NCD, Inc.) may not sell shares of the Company's common stock beneficially owned by them in an aggregate amount in excess of an amount determined by a formula, which equates to the product of approximately 94,620 shares times the number of full months commencing with the month of May 1998 elapsed since the settlement.

  Certain aspects of the settlement were submitted to the stockholders for their approval at the annual stockholder meeting held on June 30, 1998. The stockholders voted to approve those aspects of the settlement.

5. COMMON STOCK

  INITIAL PUBLIC OFFERING (IPO)--On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totaled $7,372,980, net of offering costs of $2,208,625, related to the common stock, and $295,160 related to the redeemable warrants. On August 14, 1996, the underwriters exercised a portion of their "over-allotment" option, pursuant to the underwriting agreement, which resulted in the Company's issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totaled $594,161, net of offering costs of $88,783, related to the common stock, and $42,251 related to the redeemable warrants.

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

  The Company has also, in connection with the IPO, given the underwriter a warrant for $50, which entitles the underwriter to purchase 240,000 shares of common stock at $5.80 per share.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

  On July 7, 1996, in connection with the IPO, the Company repaid notes payable issued with their 1995 private placement aggregating $4,987,500 plus accrued interest of $373,753. The notes accrued interest at 10% per annum and were secured by substantially all of the assets of the Company. The notes were due upon the earlier of the Company's successful completion of an IPO or September 1, 1996.

  On July 7, 1996, in connection with the IPO, the Company issued 2,016,657 redeemable warrants in connection with the conversion of the note payable to a related party (see Note 8) of $500,000, plus accrued interest of $4,164.

6. STOCK OPTIONS

  THE 1992 STOCK OPTION PLAN--The Company adopted the 1992 Stock Option Plan (the "1992 Plan") in May 1992, authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors and to employees of the Company. Options are granted at the discretion of a member committee (the "Committee") consisting of individuals from these potential grantees.

  Any shares that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award. on September 22, 1995, the Board of Directors resolved that no additional shares shall be issued under the 1992 Plan.

  For the years ended June 30, 1998 and 1997, an aggregate of $323,351 and $333,029, respectively, was charged to operating expenses for the options vested during those years. No related expense was recognized in fiscal 1996.

  Effective, December 8, 1997, the Compensation Committee of the Board of Directors approved the repricing of 200,000 options issued under the 1992 Plan to an officer of the Company to the then fair market value of $1.1875 per share.

  THE 1995 STOCK OPTION PLAN--Pursuant to the Company's restated 1995 stock option plan (the "1995 Plan"), the Company may grant up to 500,000 options for shares of the Company's common stock. On June 30, 1998, the stockholders of the Company voted to increase the number of options available under the 1995 stock option plan to 1,000,000 options.

  Options under the 1995 Plan may be granted in the form of incentive stock options or nonqualified stock options. The 1995 Plan terminates October 31, 2005 and is administered by a committee appointed by the Board of Directors of the Company.

  Incentive stock options under the 1995 Plan are limited to persons who are employees of the Company and may not be granted at a price less than 100% of the fair value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant).

  The term of each option may not exceed 10 years from the date of grant (five years for any 10% stockholder). Vesting of the options is determined by the committee on a case-by-case basis, and the options are not exercisable unless the holder is currently employed with the Company. Upon termination of employment, the holder has 30 days to exercise any options held.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

  Effective, December 8, 1997, the Compensation Committee of the Board of Directors approved a repricing of all outstanding employee stock options under the 1995 stock option plan to the then fair market price of $1.1875 per share. The following table summarizes option transactions during the three years ended June 30, 1998 under both of the aforementioned plans:

                                                                       WEIGHTED-
                                                            NUMBER OF   AVERAGE
                                                             SHARES      PRICE
                                                            ---------  ---------
   Balance, July 1, 1995...................................   475,234    $0.06
     Granted...............................................   300,000    $4.13
     Canceled..............................................  (100,000)   $5.00
                                                            ---------    -----
   Balance, June 30, 1996..................................   675,234    $1.26
     Granted...............................................   405,857    $4.04
     Exercised.............................................   (41,275)   $0.06
     Canceled..............................................   (20,952)   $2.35
                                                            ---------    -----
   Balance, June 30, 1997.................................. 1,018,864    $2.32
     Granted...............................................   771,099    $1.75
     Exercised.............................................  (140,875)   $0.06
     Canceled..............................................  (593,193)   $3.91
                                                            ---------    -----
   Balance, June 30, 1998.................................. 1,055,895    $1.31
                                                            ---------    -----

  The following summarizes pricing and term information for options outstanding as of June 30, 1998:

                                     OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                              --------------------------------- ---------------------
                                           WEIGHTED-
                                NUMBER      AVERAGE   WEIGHTED-             WEIGHTED-
                              OUTSTANDING  REMAINING   AVERAGE  EXERCISABLE  AVERAGE
                              AT JUNE 30, CONTRACTUAL EXERCISE  AT JUNE 30, EXERCISE
   RANGE OF EXERCISE PRICES      1998        LIFE       PRICE      1998       PRICE
   ------------------------   ----------- ----------- --------- ----------- ---------
   $0.06...................      284,299        6       $0.06     284,299     $0.06
   $1.00-.$1.1875..........      421,099        7       $1.19     310,474     $1.19
   $1.31-$1.97.............       95,501      9.7       $1.37      52,167     $1.34
   $2.0625-$2.75...........      194,996      9.7       $2.26      50,000     $2.75
   $4.5625-$5.00...........       60,000      9.8       $4.93      55,000     $4.96
                               ---------      ---       -----     -------     -----
                               1,055,895      7.6       $1.31     751,940     $1.15
                               =========      ===       =====     =======     =====

  The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1998, 1997 and 1996 pursuant to SFAS No. 123 was approximately $538,027, $685,182 and $555,983, respectively. Had the Company adopted SFAS No. 123, pro forma net loss would have been $36,827, $3,353,702 and $5,030,959, and pro forma basic net loss per share would have been $(0.01), $(0.77) and $(2.74) for 1998, 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, volatility of 40%, a risk-free interest rate of 6.28%, and expected option lives of four years.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

7. INCOME TAXES

  The provision for income taxes for the years ended June 30, 1998, 1997 and 1996 comprises minimum state taxes only.

  A reconciliation of the provision for income taxes with the expected income tax benefit computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes for the years ended June 30, 1998, 1997 and 1996 is as follows:

                              1998              1997               1996
                         ----------------  ----------------  ------------------
                             $        %        $        %         $         %
Income tax (benefit)
 computed at federal
 statutory tax rate..... $ 175,700   35.0  $(933,422) (35.0) $(1,520,948) (34.0)
State and local taxes...     1,600             1,600               1,600
Expenses not deductible
 for income tax
 purposes...............     7,603             8,817               3,774
Change in the valuation
 allowance..............  (183,303) (35.0)   924,605   35.0    1,517,174   34.0
                         ---------  -----  ---------  -----  -----------  -----
                         $   1,600    --   $   1,600    --   $     1,600    --
                         =========  =====  =========  =====  ===========  =====

  The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets as of June 30, 1998 and 1997 are as follows:

                                                         1998         1997
                                                      -----------  -----------
Reserves, principally due to allowance for sales
 returns............................................. $   111,564  $   281,360
Accrued liabilities, principally due to accruals for
 financial reporting purposes........................   1,393,644    1,373,227
Net operating loss carryforwards.....................   3,732,875    3,936,250
Valuation allowance..................................  (5,238,083)  (5,590,837)
                                                      -----------  -----------
                                                      $       --   $       --
                                                      ===========  ===========

  The valuation allowance decreased $352,754 during the year ended June 30, 1998 and increased $1,286,128 during the year ended June 30, 1997.

  At June 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $9,206,800 and $6,329,000, respectively, available to offset future taxable federal and state income. The federal and state carryforwards expire in varying amounts through 2012 and 2002, respectively.

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during fiscal 1997, as a result of the IPO, caused the limitation of the Company's net operating loss carryforwards.

8. RELATED-PARTY TRANSACTIONS

  NOTE PAYABLE TO RELATED PARTY--On May 30, 1996, ASSI, Inc., a stockholder, loaned the Company $500,000 (the "ASSI Convertible Loan"). The ASSI Convertible Loan bore interest at 8% per annum, and principal and accrued interest were due on the earlier of September 1, 1996 or the completion of the Company's IPO. Upon the closing of the Company's IPO, ASSI, Inc. had the option to convert all or part of the ASSI Convertible Loan plus accrued interest into warrants to purchase common stock at a conversion price of $.25 per warrant (the "ASSI Loan Warrants").

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

  On July 7, 1996, in connection with the Company's IPO, ASSI, Inc. exercised the conversion option to convert this note, plus accrued interest, into warrants to purchase common stock at the conversion price of $.25 per warrant.

  ASSI WARRANTS--On April 30, 1996, in consideration of certain financial and personnel consulting service provided to the Company in 1996, including advising the Company regarding capital raising alternatives and executive recruiting, the Company entered into an agreement to issue to ASSI, Inc. warrants to purchase 2,000,000 shares of common stock at an exercise price of $4.40 per share (the "ASSI Warrants").

  In connection with the 1995 bridge financing, the Company issued 1,100,000 common stock warrants to ASSI, Inc for $0.05 per warrant.

  Effective April 24, 1998, as part of the previously noted settlement agreement, the Company exchanged all outstanding stock purchase warrants of the Company held by ASSI, Inc. into 1,100,000 shares of the Company's common stock.

  LEGAL SERVICE--A related party performed legal services on behalf of the Company. The Company incurred approximately $250,000 and $44,576 for the years ended June 30, 1998 and 1997, which is included in general and administrative expenses.

9. LINE OF CREDIT

  In September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides up to $1,500,000 of the Company's qualified gross domestic accounts receivable, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of June 30, 1998, the Company has no amounts outstanding under the line of credit.