Form 10QSB
period 1998-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1998-11-13
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1998
                                ------------------

       Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

                        Commission file number  0-28604
                                                -------

                        SOUND SOURCE INTERACTIVE, INC.
                        ------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                  95-426046
              ---------                                 ---------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

         26115 MUREAU ROAD, SUITE B, CALABASAS, CALIFORNIA  91302-3126
         -------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

Yes    XXX        No
   -----------      ----------

     The number of shares outstanding of the issuer's common stock as of November 2, 1998 was 5,867,729.

     Transitional Small Business Disclosure Format (check one):

                          Yes            No    XXX
                              ---------     ----------

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1998 AND 1997

                                     INDEX

                                                                    PAGE NO.
                                                                    -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 1998               3

Condensed Consolidated Statements of Operations - Three month
  periods ended September 30, 1998 and 1997                             4

Condensed Consolidated Statements of Cash Flows - Three month
  periods ended September 30, 1998 and 1997                             5

Notes to the Condensed Consolidated Financial Statements                6

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                   6

Outlook                                                                 8


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              9

ITEM 5.  Other Information                                              9

ITEM 6.  Exhibits and Reports on Form 8-K                               9

Signature Page                                                         10

Financial Data Schedule                                                11

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998



                                    ASSETS

Current Assets:
     Cash and cash equivalents                                    $    155,468
     Accounts receivable - net                                       1,022,120
     Inventory - net                                                   439,109
     Prepaid royalties                                               1,788,565
     Prepaid expenses                                                  143,774
                                                                  ------------

     Total current assets                                            3,549,036

Property and equipment - net                                           370,433
                                                                  ------------

TOTAL ASSETS                                                      $  3,919,469
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                        $  1,269,691
     Accrued royalties                                               1,316,653
     Current portion of capital lease obligations                        1,723
     Deferred revenues                                                  16,110
                                                                  ------------

     Total current liabilities                                       2,604,177

Stockholder's Equity:
     Common stock - $.001 par value, 20,000,000 shares
      authorized, 5,684,891 shares issued and outstanding                5,685
     Warrants                                                          559,928
     Additional paid-in capital                                     14,299,932
     Accumulated deficit                                           (13,550,253)
                                                                  ------------

     Total stockholders' equity                                      1,315,292
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,919,469
                                                                  ============

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,


                                                  1998          1997
                                                  ----          ----
Net revenues                                $1,297,332    $1,065,579
Cost of sales                                  562,118       405,016
                                            ----------    ----------

Gross profit                                   735,214       660,563
                                            ----------    ----------

Operating costs and expenses:
  Marketing and sales                          766,961       409,945
  Compensation in connection with
    common stock and common stock
    options issued for services
    rendered                                                  88,095
  Other general and administrative             346,735       427,935
  Research and development                     420,129       321,076
                                            ----------    ----------
Total operating costs and expenses           1,533,825     1,247,051
                                            ----------    ----------

Operating loss                                (798,611)     (586,488)

Other income (expense)                           4,030         2,273
                                            ----------    ----------

Loss before provision for income taxes        (794,581)     (584,215)

Provision for income taxes                         800
                                            ----------    ----------

Net loss                                    $ (795,381)   $ (584,215)
                                            ==========    ==========
Net loss per common share                   $    (0.14)   $    (0.13)
                                            ==========    ==========

Weighted average number of common
  shares outstanding                         5,672,904     4,409,849
                                            ==========    ==========


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,


                                                               1998         1997
                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (795,381)   $(584,215)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                            43,256       31,159
    Common stock and common stock options
      issued for services rendered                                        88,095
    Changes in operating assets and liabilities:
      Accounts receivable                                 1,361,012      670,867
      Inventories                                           (21,894)     (29,886)
      Prepaid royalties                                      77,479     (131,903)
      Prepaid expenses and other                             61,777       43,766
      Accounts payable and accrued expenses                (933,468)    (157,410)
      Accrued royalties                                    (298,509)     (44,886)
      Deferred revenues                                     (28,890)
                                                         ----------    ---------

Net cash used by operating activities                      (534,618)    (114,413)
                                                         ----------    ---------

Cash flows from investing activities-
  Purchases of property and equipment                        (4,560)      (4,503)
                                                         ----------    ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      2,095          180
  Payments on capital lease obligations                      (1,190)      (3,099)
                                                         ----------    ---------

Net cash provided by (used in) financing activities             905       (2,919)
                                                         ----------    ---------

Net change in cash and cash equivalents                    (538,273)    (121,835)
Cash and cash equivalents, beginning of period              693,741      590,459
                                                         ----------    ---------

Cash and cash equivalents, end of period                 $  155,468    $ 468,624
                                                         ==========    =========

Supplement disclosure of cash flow information -

Cash paid during the period for:
 Interest                                                $    1,963    $     960
                                                         ==========    =========
 Income taxes                                            $        0    $       0
                                                         ==========    =========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

NOTE B - ACCOUNTS RECEIVABLE
----------------------------

As of September 30, 1998, $868,273 of the accounts receivable balance is due from MacMillan Digital Publishing (MDP). MDP is the consumer software distribution unit of Simon & Schuster, Inc. Pursuant to a distribution agreement between the Company and MDP, MDP will provide distribution, warehousing and order fulfillment services for all of the Company's products throughout the United States and Canada.

NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

NOTE D - DETERMINATION OF EARNINGS PER SHARE COMPUTATION
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings per Share" ("EPS"). During the three-month periods ended September 30, 1998 and 1997, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Sales. Net sales increased by 21.7 percent from $1,065,579 for the three months ended September 30, 1997 to $1,297,332 for the three months ended September 30, 1998. Total net sales for the three months ended September 30, 1998 did not include the Company's limited edition entertainment utility products, which contributed $228,000 to total net sales in the first quarter of fiscal 1998. This product line was discontinued in the fourth quarter of fiscal 1998. Net sales of children's products increased by approximately $485,000 or
46.4 percent in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

Cost of Sales. Cost of sales increased from 38.0 percent to 43.3 percent during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase is attributable to a higher percentage of sales of products that were developed by outside developers under royalty based development agreements rather than fixed fee development agreements.

Marketing and Sales. Marketing and sales expenses increased from $409,945 for the three months ended September 30, 1997 to $766,961 for the three months ended September 30, 1998, and increased as a percentage of sales from 38.5 percent to
59.1 percent, respectively. The increase is principally related to a heightened marketing effort to support new product releases during the quarter and expansion of the in-house sales team. The Company increased the number of retail outlets in which its products are sold by approximately 25% over the same quarter in the prior year.

Research and Development. Research and Development costs increased from $321,076 during the three months ended September 30, 1997 to $420,129 for the three months ended September 30, 1998, and increased as a percentage of sales from 30.1 percent to 32.4 percent, respectively. The increase in costs as a percentage of sales is primarily attributable to the development of holiday 1998, most of which were not shipped until October 1998. In the prior year, most of the products for holiday 1997 were completed and shipped in the three months ended December 31, 1997. The Company anticipates that such costs will continue to increase in the future as the Company expands the number of products that it offers for sale, increases the number of features and animation of each of the products and also as the Company enters into development for additional platforms which require higher development costs per product.

General and Administrative.  General and administrative expenses decreased by
19.0 percent from $427,935 during the three months ended September 30, 1997 to $346,735 for the three months ended September 30, 1998, and decreased as a percentage of sales from 40.2 percent to 26.7 percent, respectively. This decrease in general and administrative expenses is primarily related to decreased expenditures related to legal fees, utilities, bonuses and stockholder relations, partially offset by increased depreciation expenses.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $88,095 for the three months ended September 30, 1997 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded in the three months ended September 30, 1998 as all of the related options were fully vested as of June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had working capital of $944,859 in comparison with $1,683,746 at June 30, 1998, a decrease of $738,887. Cash and cash equivalents decreased $538,273 directly as a result of the Company significantly reducing its outstanding accounts payable and due to the loss incurred during the three month period ended September 30, 1998.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of September 30, 1998, the Company had no outstanding borrowings under the agreement. As of November 2, 1998, the Company borrowed $550,000 under the agreement.

The Company has experienced a significant increase in growth during the past two-year period. The Company continues to search for new opportunities to obtain licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company may require additional financing to fund its growth.

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

Consumer Preferences. Consumers ultimately determine the success of consumer software products. Not every product will obtain consumer acceptance and have sell through rates sufficient to recover manufacturing, development and marketing costs associated with the product. If consumer acceptance is not achieved, the Company may be required to abandon capitalized development costs and guaranteed royalty payments and may be required to destroy excess inventory. The Company records a reserve for product returns based upon its prior experience in the consumer software market and on current market conditions, including sell-through information obtained from retailers. There can be no assurance that future actual returns will not exceed the reserved amounts at September 30, 1998.

Competition. The market for the Company's consumer software products is intensely and increasing competitive. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors may enter or increase their focus on the consumer software market, resulting in even greater competition for the Company. Many of the companies with which the Company currently competes have greater financial, technical, marketing and sales resources, as well as greater name recognition and better access to consumers, than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to fall, which may materially adversely affect the Company's business, operating results and financial condition.

Dependence on Retailers. The Company's retail customers include computer stores, office supply stores, warehouse clubs, consumer electronic stores, bookstores, video stores and alternative channels. The Company's customers are not contractually required to make future purchases of the Company's products and therefore discontinue carrying the Company's products in favor of competitors' products or for any other reason. Due to increased competition for limited shelf space, retailers are increasingly in a better position to negotiate favorable purchase terms, including price discounts, co-operative marketing costs and product return policies. There can be no assurance that the Company will be able to increase or sustain its current amount of retail shelf space or promotional resources.

Licensed Properties. There is a risk factor inherent in any venture involving licensed properties. Not every licensed product is guaranteed success; only the software consumer can ultimately determine the outcome. Additionally, there is no guarantee that the Company can obtain future licenses of either the quality or the quantity necessary for the Company to reach its goals.

Fluctuations in Operating Results; Seasonality. The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products, the release of new products, consumer purchasing trends related to seasonality, and the timing of the receipt of orders from major customers. The Company's expense levels are based, in part, on its expectations as to future sales. Therefore, operating results could be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors have been, and in the future the Company and /or its officers and directors may be involved in suits and actions incidental to the Company's business.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

    27                               Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act13, the Registrant caused this report to be signed on its behalf by the undersigned13, thereunto duly authorized.



SOUND SOURCE INTERACTIVE13, INC.


By: /s/Vincent J. Bitetti                              Date:  November 13, 1998
   ----------------------                                     -----------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Ulrich E. Gottschling                           Date:  November 13, 1998
   -------------------------                                  -----------------
Ulrich E. Gottschling
President1313, Chief Operating Officer1313,
Chief Financial Officer1313, Treasurer and Corporate Secretary
(Chief Financial Officer)