Form 10QSB/A
period 1998-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1999-01-08
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                   FORM 10-QSB/A
(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

        Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from           to
                               ----------   ---------
                               Commission file number 0-28604
                                                      -------
                          SOUND SOURCE INTERACTIVE, INC.
                          ------------------------------
    (Exact Name of Small Business Issuer as Specified in Its Charter)

       DELAWARE                                    95-426046
       --------                                    ---------
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

           ------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, If Changed
                          Since Last Report)

   Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XXXX   No
  ------      --------
     The number of shares outstanding of the issuer's common stock as of November 2, 1998 was 5,867,729.

      Transition Small Business Disclosure Format (check one):
                      Yes          No  XXX
                         ---------   --------

                               AMENDMENT NO. 1
                               ---------------

      The undersigned Registrant hereby amends Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, by adding thereto the following:

YEAR 2000 DISCLOSURE

     The ability of computers, software and other equipment microprossers to recognize and properly process data fields containing a 2-digit year commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or its results of operations for any given year. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                               Date: January 8, 1999
    ---------------------                                     ---------------
    Vincent J. Bitetti
    Chairman and Chief Executive Officer
    (Principal Executive Officer)

By: /s/Ulrich E. Gottshcling                            Date: January 8, 1999
    ------------------------                                  ---------------
    Ulrich E. Gottshcling
    President, Chief Operating Officer
    (Chief Financial Officer)