Form 10QSB
period 1998-12-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1999-02-16
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  December 31, 1998
                                -----------------

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

Yes  XXX   No
    -----     -----

     The number of shares outstanding of the issuer's common stock as of February 12, 1999 was 5,869,402
                     -----------

     Transitional Small Business Disclosure Format (check one):

                          Yes       No  XXX
                              -----    -----

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                          DECEMBER 31, 1998 AND 1997

                                     INDEX

                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - December 31, 1998                      3

Condensed Consolidated Statements of Operations -
  Three month periods ended December 31, 1998 and 1997,                       4
  Six month periods ended December 31, 1998 and 1997                          5

Condensed Consolidated Statements of Cash Flows -
  Six month periods ended December 31, 1998 and 1997                          6

Notes to the Condensed Consolidated Financial Statements                      7

ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                               8

Forward Looking Statements                                                    12

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    14

ITEM 4.  Annual Meeting -  Submission of  Matters to a Vote
  of Security Holders                                                         14

ITEM 5.  Other Information                                                    14

ITEM 6.  Exhibits and Reports on Form 8-K                                     14

Signature Page                                                                15

Financial Data Schedule                                                       16

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

ASSETS
Current Assets:
     Cash and cash equivalents                                   $    203,771
     Accounts receivable - net                                      1,006,751
     Inventory - net                                                  585,610
     Prepaid royalties                                              1,978,310
     Prepaid expenses and other                                       192,037
                                                                 ------------

     Total current assets                                           3,966,479

Property and equipment - net                                          330,815
                                                                 ------------

TOTAL ASSETS                                                     $  4,297,294
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                       $  1,274,540
     Accrued royalties                                              1,907,331
     Capital lease obligations                                          1,251
     Deferred revenues                                                 71,892
     Line of Credit                                                   484,462
                                                                 ------------

Total current liabilities                                           3,739,476
                                                                 ------------

Stockholder's Equity:

     Common stock - $.001 par value, 20,000,000 shares
      authorized, 5,867,729 shares issued and outstanding               5,868
     Warrants                                                         559,928
     Additional paid-in capital                                    14,302,777
     Accumulated deficit                                          (14,310,755)
                                                                 ------------

Total stockholders' equity                                            557,818
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  4,297,294
                                                                 ============


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998           1997
                                                     -----------   ------------

Net revenues                                         $1,692,483     $3,007,390
Cost of sales                                           734,262      1,059,474
                                                     ----------     ----------

Gross profit                                            958,221      1,947,916
                                                     ----------     ----------

Operating costs and expenses:

  Marketing and sales                                   660,740        539,941
  Compensation in connection with
    common stock and common stock options
    issued for services rendered                                        88,095
  Other general and administrative                      601,159       (223,546)
  Research and development                              416,183        253,644
                                                     ----------     ----------
Total operating costs and expenses                    1,678,082        658,134

Operating (loss) income                                (719,861)     1,289,782

Other income (expense)                                  (38,242)       (16,502)
                                                     ----------     ----------

(Loss) income before provision for income taxes        (758,103)     1,273,280

Provision for income taxes                                2,400
                                                     ----------     ----------

Net (loss) income                                    $ (760,503)    $1,273,280
                                                     ==========     ==========
Basic (loss) income per share                        $    (0.13)    $     0.29
                                                     ==========     ==========
Diluted (loss) income per share                      $    (0.13)    $     0.27
                                                     ==========     ==========

Weighted average number of common
  shares outstanding - Basic                          5,859,780      4,412,099
                                                     ==========     ==========
Weighted average number of common
  shares outstanding - Diluted                        5,859,780      4,750,456
                                                     ==========     ==========


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998          1997
                                                     ------------   -----------

Net revenues                                         $ 2,989,815    $4,072,969
Cost of sales                                          1,296,380     1,464,491
                                                     -----------    ----------

Gross profit                                           1,693,435     2,608,478
                                                     -----------    ----------

Operating costs and expenses:

  Marketing and sales                                  1,427,701       949,885
  Compensation in connection with
    common stock and common stock options
    issued for services rendered                                       176,190
  Other general and administrative                       947,095       204,389
  Research and development                               836,311       574,720
                                                     -----------    ----------
Total operating costs and expenses                     3,211,107     1,905,184

Operating (loss) income                               (1,517,672)      703,294

Other income (expense)                                   (35,012)      (14,231)
                                                     -----------    ----------

(Loss) income before provision for income taxes       (1,552,684)      689,063

Provision for income taxes                                 3,200
                                                     -----------    -----------

Net (loss) income                                    $(1,555,884)   $  689,063
                                                     ===========    ==========
Basic (loss) income per share                        $     (0.27)   $     0.16
                                                     ===========    ==========
Diluted (loss) income per share                      $     (0.27)   $     0.15
                                                     ===========    ==========

Weighted average number of common
  shares outstanding - Basic                           5,766,342     4,410,974
                                                     ===========    ==========

Weighted average number of common
  shares outstanding - Diluted                         5,766,342     4,746,660
                                                     ===========    ==========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

                                                                1998           1997
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $(1,555,884)   $   689,063
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
    Depreciation and amortization                                88,817         63,647
    Allowance for sales returns                                 410,478        341,983
    Allowance for bad debt reserves                                           (703,421)
    Common stock and common stock options
      issued for services rendered                                             176,190
    Changes in operating assets and liabilities:
      Accounts receivable                                       965,904     (1,028,283)
      Inventories                                              (168,395)       (31,861)
      Prepaid royalties                                        (112,266)        58,423
      Prepaid expenses and other                                 13,514        (22,906)
      Accounts payable and accrued expenses                    (928,619)       (44,945)
      Accrued royalties                                         292,169        (28,195)
      Deferred revenues                                          26,892
                                                            -----------    -----------

Net cash used by operating activities                          (967,390)      (530,305)
                                                            -----------    -----------

Cash flows from investing activities-
  Purchases of property and equipment                           (10,502)        (7,080)
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          5,123            180
  Payments on capital lease obligations                          (1,663)        (6,580)
  Net borrowings under Line of Credit                           484,462
                                                            -----------    -----------

Net cash provided by (used in) financing activities             487,922         (6,400)

Net change in cash and cash equivalents                        (489,970)      (543,785)
Cash and cash equivalents, beginning of period                  693,741        590,459
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   203,771    $    46,674
                                                            ===========    ===========

Supplemental disclosure of cash flow information -

 Cash paid during the period for:
   Interest                                                 $    28,441    $    18,501
                                                            ===========    ===========
   Income taxes                                             $     3,200    $         0
                                                            ===========    ===========


See notes to condensed consolidated financial statements

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Sound Source Interactive, Inc. and its wholly-owned subsidiaries (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

Note B - Accounts Receivable
----------------------------

As of December 31, 1998, $307,708 of the accounts receivable balance is due from Macmillan Digital Publishing (MDP). Pursuant to a new sales and distribution agreement between the Company and MDP, MDP will provide sales, distribution, warehousing and order fulfillment services for all of the Company's products throughout North America. The distribution agreement between the Company and MDP expires on January 31, 2001. Also included within the accounts receivable is $500,000 representing the remaining balance due of a $860,000.00 non-refundable contract guarantee from TDK Recording Media Europe against the Company's recently signed international republishing and distribution agreement.

Note C - Cash and Cash Equivalents
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Note D - Determination of Earnings Per Share Computation
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings Per Share" (EPS). During the three-month and six month periods ended December 31, 1998, the Company incurred a loss from operations. Accordingly, for those periods, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS. As of December 31, 1997, the Company had issued options to purchase a total of 873,773 shares of the Company's common stock. Of such amount, options to purchase 584,923 shares of common stock are included in the above diluted earnings per share computation for the three month period ended December 31, 1997. Of the remaining 288,850 outstanding options to purchase shares of common stock, 268,850 options were excluded from the above diluted earnings per share computation for the three month period ended December 31, 1997 as they were not vested as of December 31, 1997, and 20,000 options to purchase shares of common stock were excluded as their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997

Net Sales. Net sales decreased by 43.7 percent from $3,007,390 for the three months ended December 31, 1997 to $1,692,483 for the three months ended December 31, 1998. This decrease is primarily attributable to (i) The cancellation of a new strategy game title which was to ship in the quarter and was canceled due to delivery failure by the outside developer (ii) The failure of the PC Adventure game, The Abyss:Incident at EuropaTM and our existing games and Entertainment Utilities to substantively perform at retail during the holiday season and (iii) Sales for the Company's three Babe titles did not materialize primarily due to the lack of consumer acceptance for the Babe: Pig in the CityTM theatrical release which translated to lower than expected children's software revenue for the Company. Net sales for the three months ended December 31, 1998 also included revenue of $860,000 from TDK Recording Media Europe representing a non-refundable contract guarantee against the Company's recently signed international republishing and distribution agreement. International distribution efforts for Western Europe were curtailed for the period with existing distributors to allow TDK to create optimum market conditions for the Company's new titles in the coming year. The agreement with TDK extends through October 31, 2001 and titles will begin shipping in August 1999. Although the Company is entitled to a royalty per product (after royalty advance/guarantee recoupment), there can be no assurance that the Company will earn any additional income beyond the guarantee under the agreement.

Cost of Sales. Cost of sales decreased from $1,059,474 for the three months ended December 31, 1997 to $734,262 for the three months ended December 31, 1998. However, cost of sales as a percentage of sales increased from 35.2 percent to 43.4 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to changes in product mix and lower priced items.

Marketing and Sales. Marketing and sales expenses increased by 22.4 percent from $539,941 for the three months ended December 31, 1997 to $660,740 for the three months ended December 31, 1998, and increased as a percentage of sales from 18.0 percent to 39.0 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the six month period and increased salaries due to additional sales and marketing personnel. The Company expects expenses related to marketing and sales to decrease as a percentage of sales as the Company transitions in February of 1999 to a new sales and distribution agreement for North America with Macmillan Digital Publishing.

Research and Development. Research and development costs increased 64.1 percent from $253,644 during the three months ended December 31, 1997 to $416,183 for the three months ended December 31, 1998, and increased as a percentage of sales from 8.4 percent to 24.6 percent, respectively. The increase in costs is primarily associated with (i) ongoing costs associated with the development of PC based video games (ii) increased personnel and hardware/software costs associated with the development of these games (iii) the enhancement of its current product lines. The Company anticipates that research and development costs will decrease as the Company exits the non-family oriented software marketplace - ie: PC Games. However, the Company may develop family oriented software products for platforms other than the PC in the future, such as DVD and CD Console based titles. In the event the Company develops products for these additional platforms, there is no assurance that sales of these products may offset any increased development costs.

General and Administrative. General and Administrative expenses increased from ($223,546) during the three months ended December 31, 1997 to $601,159 for the three months ended December 31, 1998. Included in General and Administrative expenses for the three months ended December 31, 1997 is a one-time recovery of $703,421 related to the collection of a bad debt which had been previously reserved during fiscal 1996. Excluding this one-time recovery amount, General and Administrative expenses would have reflected an increase of 25.3 percent for the three months ended December 31, 1998 from the three month period ended December 31, 1997. This increase of approximately $120,000 was primarily due to December year-end employee incentive pay and executive bonuses.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $88,095 for the three months ended December 31, 1997 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded in the three months ended December 31, 1998 as all such options to purchase shares of common stock were fully vested as of June 30, 1998.


Six Months Ended December 31, 1998 Compared to the Six Months Ended December 31, 1997

Net Sales. Net sales decreased by 26.6 percent from $4,072,969 for the six months ended December 31, 1997 to $2,989,815 for the six months ended December 31, 1998. This decrease is primarily attributable to (i) the failure at retail of certain of the Company's products that were linked to theatrical and/or home video release expectations (ii) The postponement and eventual cancellation of a new strategy game title due to lack of performance by the outside developer
(iii) The failure of our existing games and Entertainment Utilities to substantively perform at retail during the period (iv) Sales for the Company's three Babe titles did not materialize primarily due to the lack of consumer acceptance for the Babe: Pig in the CityTM theatrical release which translated to lower than expected children's software revenue for the December quarter. Net sales for the three months ended December 31, 1998 also included revenue of $860,000 from TDK Recording Media Europe representing a non-refundable contract guarantee against the Company's recently signed international republishing and distribution agreement. The agreement with TDK extends through October 31, 2001 and titles will begin shipping in August 1999.

Cost of Sales. Cost of sales decreased by 11.5 percent from $1,464,491 for the six months ended December 31, 1997 to $1,296,380 for the six months ended December 31, 1998. However, cost of sales as a percentage of sales increased from 36.0 percent to 43.3 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from Simon & Schuster to MDP and to changes in product mix to lower priced items.

Marketing and Sales. Marketing and sales expenses increased by 50.3 percent from $949,885 for the six months ended December 31, 1997 to $1,427,701 for the six months ended December 31, 1998, and increased as a percentage of sales from 23.3 percent to 47.8 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support new product releases during the six month period and increased salaries due to additional sales personnel. We expect expenses related to marketing and sales to decrease as a percentage of sales as we transition in February of 1999 to our new sales and distribution agreement for North America with MDP.

Research and Development. Research and development costs increased 45.5 percent from $574,720 during the six months ended December 31, 1997 to $836,311 for the six months ended December 31, 1998, and increased as a percentage of sales from
14.1 percent to 28.0 percent, respectively. The increase in costs is primarily associated with (i) ongoing costs associated with the development of PC based video games (ii) increased personnel and hardware/software costs associated with the development of the games and (iii) the enhancement of our current product lines.

The Company anticipates that Research and development costs will decrease as the Company exits the non-family oriented software marketplace - i.e.: PC Games. However, the Company may develop family oriented software products for platforms other than the PC in the future, such as DVD and CD Console based titles. In the event the Company develops products for these additional platforms, there is no assurance that sales of these products may offset any increased development costs.

General and Administrative. General and administrative expenses increased from $204,389 during the six months ended December 31, 1997 to $947,095 for the six months ended December 31, 1998. Included in General and Administrative expenses for the six month period ended December 31, 1997 is a one-time recovery of $703,421 related to the collection of a bad debt which had been previously reserved during fiscal 1996. Excluding this one-time recovery amount, General and Administrative expenses would have increased only 4.3 percent from $907,810 for the six month period ended December 31, 1997 to $947,095 for the six month period ending December 31, 1998.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $176,190 for the six months ended December 31, 1997 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded for the six month period ended December 31, 1998 as all such options to purchase shares of common stock were fully vested as of June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had working capital of $227,003 in comparison with $1,683,746 at June 30, 1998, a decrease of $1,456,743. Cash and cash equivalents decreased $489,970 directly as a result of the Company's significantly reducing its outstanding accounts payable and due to the loss incurred during the six month period ended December 31, 1998. Accounts receivable decreased $1,376,381 due to decreased sales of products to the Company's North American distributor, it's international distributors and other direct sales and is also due to recording of appropriate allowances for sales returns.

During the six months ended December 31, 1998, current liabilities decreased 3.2 percent by $126,758 from $3,866,234, at June 30, 1998 to $3,739,476 at December
31, 1998.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit agreement, which renewed in September 1998 to mature one year from the date of renewal, is secured by all the assets of the Company. As of December 31, 1998, the Company had outstanding borrowings under the agreement aggregating $475,000 plus $9,462 of accrued interest, and a remaining availability under the agreement of $1,025,000.

The Company has experienced a significant decrease in sales during the last six month period, as compared to the same period of time in the prior fiscal year. This decrease is principally related to the failure of non-family oriented software products such as PC games and Entertainment Utilities to perform at retail. The Company is in the process of revising its business plan to address its ability to achieve success in the non-family oriented software products marketplace. Although sales of children's educational titles are within expectations, sales of games and utility-based entertainment titles are far below expectations. As a result, the Company has discontinued all development, marketing and sales of non-family oriented software products such as PC strategy games, adventure games and Entertainment Utilities.

In addition, the Company has entered into two new sales, marketing and distribution agreements for its family oriented software products. In North America, the Company will be represented by Macmillan Digital Publishing (MDP, as previously defined), and in Western Europe the Company will be represented by TDK Recording Media Corporation. The Company has reduced monthly expenses related to (i) non-family oriented software product development and (ii) internal sales and marketing functions. Additionally, on February 2nd, 1999, the Company engaged the services of investment bank Wedbush Morgan to explore strategic alternatives for the Company including, but not limited to, the possible sale of the Company by way of merger or sale of all or a portion of the stock assets of the Company. The Company continues to search for new opportunities to obtain family oriented software licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company will require additional financing to fund its growth.


YEAR 2000 DISCLOSURE

The ability of computers, software and other equipment microprocessors to recognize and properly process data fields containing a 2-digit year commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company is currently evaluating the potential impact of year 2000 compliance upon its operations. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company , or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or its results of operations for any given year. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications and testing processes are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

                          FORWARD LOOKING STATEMENTS

The preceding paragraphs of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding the Company's sales and future revenues, statements regarding future research and development costs and products, and statements regarding the future flexibility of the Company's cash reserves. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Please consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and 10-KSB and Annual Reports to Stockholders.

The Company does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

1. Common Stock Compliance. On January 29, 1999, the Company received a letter from Nasdaq regarding the failure of its common stock to satisfy the minimum closing price requirement necessary for continued listing of the company's securities on the Nasdaq Small Cap Market (See Item 5 in Part II). There can be no assurance that the Company will be in compliance or that delisting will be stayed. The delisting of the Company's common stock will most likely have an adverse effect on their stock price.

2. Accounts Receivables and Liquidity. The lower than anticipated revenues for the six months ending December 31, 1998 had reduced the Company's accounts receivables and collateral to borrow utilizing its Line of Credit. Subsequently, the Company's working capital had also been significantly reduced. (See Liquidity and Capital Resources under Item 2). There can be no assurance that increased participation by its new North America distributor, MDP, and the Company's continued commitment in obtaining a larger percentage of sales in the marketplace through new family oriented software products will translate into larger revenues and higher working capital within the first two quarters of 1999.

3. Technological Developments. The personal computer software industry is characterized by rapid technological advancement and the uncertainty of new breakthroughs and developments in emerging areas such as the Internet.

4. Distribution Channels. Traditional retail distribution channels have been experiencing a major restructuring and are fostering the development of alternative distribution outlets.

                    (FORWARD LOOKING STATEMENTS CONTINUED)

5. Licensed Properties. There is a risk factor inherent in any venture involving licensed properties. Not every licensed product is guaranteed success; only the software consumer can ultimately determine the outcome. Additionally, there is no guarantee that the Company can obtain future licenses of either the quality or the quantity necessary for the Company to reach its goals.

6. Product Ship Schedules. Delays in product ship schedules can cause problems with product fulfillment, revenue recognition and retailer orders.

7. Research and Development. Research and development costs can very significantly depending on the products currently in development and potential products the Company may choose to develop.

8. Consumer Preferences. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors have been, and in the future may be, involved in suits and actions incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on December 11, 1998 and received the votes set forth below:
1. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names below:
                                           FOR         ABSTAIN
                                           ---------   -------
Richard Azevedo                            5,464,913   102,819
Vincent J. Bitetti                         5,473,147    94,585
Ulrich E. Gottschling                      5,473,147    94,585
Mark A. James                              5,471,613    96,119
Samuel L. Poole                            5,466,513   101,219
Wayne M. Rogers                            5,472,013    93,750
John T. Wholihan                           5,473,613    94,119

2. A proposal to authorize the Board of Directors, in their discretion, to offer holders of the Company's outstanding redeemable warrants the opportunity to exercise such redeemable warrants at a reduced exercised price and on a cashless basis, received 3,178,684 votes FOR and 182,726 votes AGAINST with 24,572 abstentions.
3. A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for 1999, received 5,497,729 votes FOR and 54,830 votes AGAINST with 15,340 abstentions.

ITEM 5.  OTHER INFORMATION

On January 29, 1999 the Company received a letter from Nasdaq stating that its common stock had not maintained a closing bid price greater than or equal to $1.00 over 30 consecutive trade dates. To regain compliance with the minimum bid price requirement, the company stock must have a closing bid price of $1.00 for ten consecutive trading days within 90 days by April 29, 1999. If the stock does not demonstrate this compliance prior to April 29, 1999, the Company's common stock and redeemable warrants will be subject to delisting. The Company may request a hearing to stay the delisting. It is anticipated that the Company will request such a hearing in the event it has not come into compliance by April 29, 1999.

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



SOUND SOURCE INTERACTIVE, INC.


By: /s/ Vincent J. Bitetti            Date   February 12,1999
   -----------------------                   ----------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/ Jeff Court                    Date:  February 12, 1999
    --------------                           -----------------
Jeff Court
Vice President, Finance
Acting Chief Financial Officer