Form 10QSB
period 1999-03-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 1999-05-24
CIK 907237

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999
                                               --------------

       Transition report under Section 13 or 15 (d) of the Exchange Act

            For the transition period from __________ to __________

                        Commission file number  0-28604
                                               -------

                        SOUND SOURCE INTERACTIVE, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                     95-426046
              --------                                     ---------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

         26115 MUREAU ROAD, SUITE B, CALABASAS, CALIFORNIA  91302-3126
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (818) 878-0505
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

________________________________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, If Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XXX  No ______
   ------

     The number of shares outstanding of the issuer's common stock as of May 20, 1999 was 5,869,402
         -----------

          Transitional Small Business Disclosure Format (check one):

                              Yes ____  No XXX
                                           ----

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE NINE MONTH PERIODS ENDED
                            March 31, 1999 AND 1998

                                     INDEX

                                                                      Page No.
                                                                      -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - March 31, 1999                     3

Condensed Consolidated Statements of Operations -
  Three month periods ended March 31, 1999 and 1998,                      4
  Nine month periods ended March 31, 1999 and 1998                        5

Condensed Consolidated Statements of Cash Flows -
  Nine month periods ended March 31, 1999 and 1998                      6-7

Notes to the Condensed Consolidated Financial Statements                  8

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  9-12

Forward Looking Statements                                            13-14

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               15

ITEM 5.  Other Information                                               15

ITEM 6.  Exhibits and Reports on Form 8-K                                15

Signature Page                                                           16

Financial Data Schedule                                                  17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999

ASSETS

Current Assets:
         Cash and cash equivalents                            $      215,161
         Accounts receivable - net                                   195,882
         Inventory - net                                             524,032
         Prepaid royalties                                         1,695,625
         Prepaid expenses and other                                  216,853
                                                              --------------

         Total current assets                                      2,847,553

Property and equipment - net                                         279,413
                                                              --------------

TOTAL ASSETS                                                  $    3,126,966
                                                              --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                $    1,376,082
         Accrued royalties                                         1,657,296
         Capital lease obligations                                       795
         Deferred revenues                                            11,942
         Line of Credit                                              110,640
                                                              --------------

Total current liabilities                                          3,156,755
                                                              --------------

Stockholders' Equity:
         Common stock - $.001 par value, 20,000,000 shares
         authorized, 5,869,402 shares issued and outstanding           5,869
         Warrants                                                    559,928
         Additional paid-in capital                               14,302,877
         Accumulated deficit                                     (14,898,463)
                                                              --------------

Total stockholders' equity                                           (29,789)
                                                              --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    3,126,966
                                                              --------------

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      1999          1998
                                                   -----------  ------------
Net revenues                                       $  967,769    $1,189,470
Cost of sales                                         361,457       336,881
                                                   ----------    ----------

Gross profit                                          606,312       852,589
                                                   ----------    ----------

Operating costs and expenses:

Marketing and sales                                   404,355       454,874
Compensation in connection with
  common stock and common stock options
  issued for services rendered                                       88,095
Other general and administrative                      411,371       334,144
Research and development                              361,524       511,856
                                                   ----------    ----------
Total operating costs and expenses                  1,177,250     1,388,969

Operating (loss) income                              (570,938)     (536,380)

Other income (expense)                                (16,770)      307,958
                                                   ----------    ----------

(Loss) income before provision for income taxes      (587,708)     (228,422)

Provision for income taxes                                  0           800
                                                   ----------    ----------

Net (loss) income                                  $ (587,708)   $ (229,222)
                                                   ==========    ==========

Basic (loss) income per share                      $    (0.10)   $    (0.05)
                                                   ==========    ==========
Diluted (loss) income per share                    $    (0.10)   $    (0.05)
                                                   ==========    ==========

Weighted average number of common
  shares outstanding - Basic                        5,869,272     4,506,949
                                                   ==========    ==========

Weighted average number of common
  shares outstanding - Diluted                      5,869,272     4,506,949
                                                   ==========    ==========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                       1999         1998
                                                   ------------  ----------
Net revenues                                       $ 3,957,584   $5,262,439
Cost of sales                                        1,657,837    1,801,372
                                                   -----------   ----------

Gross profit                                         2,299,747    3,461,067
                                                   -----------   ----------

Operating costs and expenses:

  Marketing and sales                                1,832,056    1,404,759
  Compensation in connection with
    common stock and common stock options
    issued for services rendered                                    264,285
  Other general and administrative                   1,361,666      538,533
  Research and development                           1,197,835    1,086,576
                                                   -----------   ----------
Total operating costs and expenses                   4,391,557    3,294,153

Operating (loss) income                             (2,091,810)     166,914

Other income (expense)                                 (48,582)     293,727
                                                   -----------   ----------

(Loss) income before provision for income taxes     (2,140,392)     460,641

Provision for income taxes                               3,200          800
                                                   -----------   ----------

Net (loss) income                                  $(2,143,592)  $  459,841
                                                   ===========   ==========

Basic (loss) income per share                      $     (0.37)  $     0.10
                                                   ===========   ==========
Diluted (loss) income per share                    $     (0.37)  $     0.10
                                                   ===========   ==========

Weighted average number of common
  shares outstanding - Basic                         5,800,194    4,442,477
                                                   ===========   ==========

Weighted average number of common
  shares outstanding - Diluted                       5,800,194    4,555,263
                                                   ===========   ==========


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                              1999         1998
                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         $(2,143,592)  $  459,841
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
      Depreciation and amortization                           133,540       98,017
      Allowance for sales returns                             410,478     (130,678)
      Allowance for bad debt reserves                                     (703,421)
Common stock and common stock options
      issued for services rendered                                         264,285
Changes in operating assets and liabilities:
      Accounts receivable                                   1,776,773    1,473,400
      Inventories                                            (106,817)    (248,776)
      Prepaid royalties                                       170,419     (338,016)
      Prepaid expenses and other                              (11,302)    (193,038)
      Accounts payable and accrued expenses                  (827,077)    (315,576)
      Accrued royalties                                        42,134      160,254
      Deferred revenues                                       (33,058)     (12,000)
                                                          ------------  -----------

Net cash used by operating activities                        (588,502)     514,292
                                                          ------------  -----------

Cash flows from investing activities-
  Purchases of property and equipment                          (3,824)     (26,458)
                                                          -----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        5,224        6,053
  Payments on capital lease obligations                        (2,118)      (8,563)
  Net borrowings under Line of Credit                         110,640
                                                          -----------   ----------

Net cash provided by (used in) financing activities           113,746       (2,510)

Net change in cash and cash equivalents                      (478,580)     485,324
Cash and cash equivalents, beginning of period                693,741      590,459
                                                          -----------   ----------

Cash and cash equivalents, end of period                  $   215,161   $1,075,783
                                                          ===========   ==========

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Supplemental disclosure of cash flow information -

                                            1999         1998
                                            ----         ----
Cash paid during the period for:
 Interest                                 $  51,040    $ 21,773
                                          =========    ========
 Income taxes                             $   3,200    $    800
                                          ==========   ========

On February 17, 1998, the Company acquired all of the outstanding common stock of BWT Labs, Inc. for the assumption of approximately $99,798 of liabilities. The Company has accounted for such transaction under the purchase method of accounting and ascribed the amount to property and equipment.



See notes to condensed consolidated financial statements

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998


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

Note B - Accounts Receivable
----------------------------

The lower than anticipated revenue for the three months ended March 31, 1999 directly impacted the balance due in Accounts Receivable of $215,161, inclusive of domestic sales generated through Macmillan Digital Publishing (MDP). Pursuant to a new sales and distribution agreement between the Company and MDP, MDP continues to provide sales, distribution, warehousing and order fulfillment services for all of the Company's products throughout North America. The new distribution agreement between the Company and MDP was entered into on February 5, 1999 and expires on January 31, 2001. The majority of the Company's international republishing and distribution is provided by TDK Recording Media Europe.

Note C - Cash and Cash Equivalents
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Note D - Determination of Earnings Per Share Computation
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings Per Share" (EPS). During the three month and nine month periods ended March 31, 1999, the Company incurred a loss from operations. Accordingly, for those periods, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS. As of March 31, 1998, the Company had issued options to purchase a total of 873,773 shares of the Company's common stock. Of such amount, options to purchase 584,923 shares of common stock are included in the above diluted earnings per share computation for the three month period ended March 31, 1998. Of the remaining 288,850 outstanding options to purchase shares of common stock, 268,850 options were excluded from the above diluted earnings per share computation for the three month period ended March 31, 1998 as they were not vested as of March 31, 1998, and 20,000 options to purchase shares of common stock were excluded as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Net Sales. Net sales decreased by 18.6 percent from $1,189,470 for the three months ended March 31, 1998 to $967,769 for the three months ended March 31, 1999. This decrease is primarily attributable to: (i) existing children's software and entertainment utility titles generating lower than anticipated revenue at retail as compared to prior periods and (ii) sales of new titles also performing less than expected. The disappointing threatrical releases of Babe:
Pig in the City(TM) and The King & I(TM), on which the Company had based new key children's software titles, both translated to decreased revenues for the Company.

Cost of Sales. Cost of sales increased by $24,576 from $336,881 for the three months ended March 31, 1998 to $361,457 for the three months ended March 31, 1999. Cost of sales as a percentage of revenue also increased from 28.3 percent to 37.4 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to changes in product mix and lower priced items.

Marketing and Sales. Marketing and sales expenses decreased by 11.1 percent from $454,874 for the three months ended March 31, 1998 to $404,355 for the three months ended March 31, 1999, even though such expenses increased as a percentage of sales from 38.2 percent to 41.8 percent, respectively. The decrease in dollar amount is principally related to the Company's effort to streamline internal costs. The Company anticipated such expenses related to marketing and sales to decrease as a result of the transition in February 1999 to a new sales and distribution agreement for North America with Macmillan Digital Publishing (MDP).

Research and Development. Research and development costs decreased by 29.4 percent from $511,856 for the three months ended March 31, 1998 to $361,524 for the three months ended March 31, 1999, and decreased as a percentage of sales from 43.0 percent to 37.4 percent, respectively. The decrease in such costs is primarily associated with (i) the Company's decision to no longer invest in the PC-based video games market and (ii) decreased personnel and hardware/software costs associated with the development of these games. The Company anticipates that research and development costs will continue to decrease as the Company exits the non-family oriented software marketplace and concentrates its focus entirely toward childrens titles. However, the Company may develop family oriented software products for platforms other than the PC in the future, such as DVD and video game console based titles, which would likely increase research and development costs. In the event the Company develops products for these additional platforms, there is no assurance that sales of these products may offset any increased research and development costs.

General and Administrative. General and administrative expenses increased from $334,144 during the three months ended March 31, 1998 to $411,371 for the three months ended March 31, 1999, reflecting an increase of 23.1 percent for the respective periods. This increase was primarily due to (i) additional staffing to support domestic and international sales, (ii) interest expenses as a result of borrowings from the line of credit and (iii) increased depreciation expenses pertaining to the aging of computer equipment.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $88,095 for the three months ended March 31, 1998 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded in the three months ended March 31, 1999 as all such options to purchase shares of common stock were fully vested as of June 30, 1998.


Nine Months Ended March 31, 1999 Compared to the Nine Months Ended March 31,
1998

Net Sales. Net sales decreased by 24.7 percent from $5,262,439 for the nine months ended March 31, 1998 to $3,957,584 for the six months ended March 31, 1999. This decrease is primarily attributable to (i) the failure of our existing children's software, games and entertainment utilities to substantively perform at retail during the period, (ii) the postponement and eventual cancellation of a new strategy game title due to lack of performance by the outside developer and (iii) the failure at retail of certain of the Company's products that were linked to theatrical release expectations. The lack of consumer acceptance for the Babe: Pig in the City (TM) and The King & I(TM) theatrical releases translated into lower than expected children's software revenue. Net sales for the nine months ended March 31, 1999 also included revenue of $860,000 from TDK Recording Media Europe (TDK), representing a non-refundable contract guarantee against the Company's recently signed international republishing and distribution agreement. The agreement with TDK extends through October 31, 2001 and the Company expects to begin shipping titles in August 1999.

Cost of Sales. Cost of sales decreased by 8.0 percent from $1,801,372 for the nine months ended March 31, 1998 to $1,657,837 for the nine months ended March 31, 1999. However, cost of sales as a percentage of sales increased from 34.2 percent to 41.9 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from Simon & Schuster to Macmillan Digital Publishing
(MDP) and to changes in product mix and lower priced items.

Marketing and Sales. Marketing and sales expenses increased by 30.4 percent from $1,404,759 for the nine months ended March 31, 1998 to $1,832,056 for the nine months ended March 31, 1999, and increased as a percentage of sales from
26.7 percent to 46.3 percent, respectively. The change in dollar amount is principally related to increased marketing and sales efforts to support the new product releases during the beginning months of the current fiscal year, despite major cuts and personnel changes during the last fiscal quarter. The Company expects expenses related to marketing and sales to decrease as a percentage of sales as the Company transitions into the new sales and distribution agreement for North America with Macmillan Digital Publishing.

Research and Development. Research and development costs increased by 10.2 percent from $1,086,576 during the nine months ended March 31, 1998 to $1,197,835 for the nine months ended March 31, 1999, and increased as a percentage of sales from 20.7 percent to 30.3 percent, respectively. The increase in costs is primarily attributable to (i) increased personnel and hardware/software costs associated with the development of PC based video games in the beginning months of the current fiscal year and (ii) the continual enhancement and research concerning the Company's current product lines.

The Company anticipates that research and development costs for CD ROMs will decrease as the Company exits the non-family oriented software marketplace. However, the Company may develop family oriented software products for platforms other than the PC in the future, such as DVD and video game console based titles. In the event the Company develops products for these additional platforms, there is no assurance that sales of these products may offset any increased development costs.

General and Administrative. General and administrative expenses increased from $538,533 during the nine months ended March 31, 1998 to $1,361,666 for the nine months ended March 31, 1999. Included in general and administrative expenses for the nine month period ended March 31, 1998 is a one-time recovery of $703,421 related to the collection of a bad debt which had been previously reserved during fiscal 1996. Excluding this one-time recovery amount, general and administrative expenses would have increased only 9.6 percent from $1,241,954 for the nine month period ended March 31, 1998 to $1,361,666 for the nine month period ending March 31, 1999. This increase is primarily attributable to (i) additional staffing to support domestic and international sales, (ii) interest expenses as a result of borrowings from the Company's line of credit and (iii) increased depreciation expenses pertaining to the aging of computer equipment.

Compensation in Connection with Common Stock and Common Stock Options Issued for Services Rendered. Expenses recorded by the Company in connection with common stock and common stock options issued for services rendered amounted to $264,285 for the nine months ended March 31, 1998 and relate to the vesting of common stock options issued during fiscal 1994. No such expense was recorded for the six month period ended March 31, 1999 as all such options to purchase shares of common stock were fully vested as of June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had a negative working capital balance of ($309,202) in comparison with working capital of $1,683,746 at June 30, 1998, a variance of $1,992,948. Cash and cash equivalents decreased $475,580 directly as a result of the Company's net loss for the nine months ended March 31, 1999 and reduction of outstanding accounts payable. Accounts receivable at March 31, 1999 also decreased $2,187,250 in comparison at June 30,1998 due primarily to decreased sales and higher than anticipated returns of products generated through the Company's North American distributor, it's international distributors and other direct sales.

During the nine months ended March 31, 1999, current liabilities decreased by
18.4 percent from $3,866,234 at June 30, 1998 to $3,156,755 at March 31, 1999.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit agreement, which renewed in September 1998 to mature one year from the date of renewal, is secured by all the assets of the Company. As of March 31, 1999, the Company had outstanding borrowings under the agreement aggregating $107,000 plus $3,640 of accrued interest with a remaining availability under the agreement of $1,393,000.

The Company had experienced a significant decrease in sales during the last nine month period, as compared to the same period of time in the prior fiscal year. This decrease is principally related to the failure of non-family oriented software products such as PC games and entertainment utilities to perform at retail. The Company has withdrawn from the non-family oriented software products marketplace. Although sales of children's educational titles are within expectations, sales of games and utility-based entertainment titles were far below expectations. As a result, the Company has discontinued all development, marketing and sales of non-family oriented software products such as PC strategy games, adventure games and Entertainment Utilities.

In addition, the Company has entered into two new sales, marketing and distribution agreements for its family oriented software products. In North America, the Company is represented by Macmillan Digital Publishing (MDP, as previously defined), and in Western Europe the Company is represented by TDK Recording Media Corporation. Consequently, the Company has reduced monthly expenses related to (i) non-family oriented software product development and
(ii) internal sales and marketing functions. Additionally, on February 2, 1999, the Company engaged the services of investment bank Wedbush Morgan to explore strategic alternatives for the Company including, but not limited to, the possible sale of the Company by way of merger or sale of all or a portion of the stock or assets of the Company. The Company is currently researching the exploitation of its current licenses into the DVD and video game console market and is seeking partnerships in the development and distribution of these platforms. The Company continues to search for new opportunities to obtain family oriented software licenses, develop and sell products, and to purchase products that are at or near completion of development. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company will require additional financing to fund its growth.


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

1. Common Stock Compliance. On January 29, 1999, the Company received a letter from Nasdaq regarding the failure of its common stock to satisfy the minimum closing price requirement necessary for continued listing of the Company's securities on the Nasdaq Small Cap Market (See Item 5 in Part II). Having not complied with Nasdaq's minimum requirements by April 29, 1999, Nasdaq has scheduled a hearing to be held on July 1, 1999 to evaluate whether the common stock may continue to be listed on the Nasdaq Small Cap Market and avoid being delisted. The delisting of the Company's common stock will most likely have an adverse effect on its price.

2. Accounts Receivables and Liquidity. The lower than anticipated revenues for the nine months ending March 31, 1999 reduced the Company's accounts receivables and borrowing base collateral for its line of credit. Subsequently, the Company's working capital had also been significantly reduced. (See Liquidity and Capital Resources under Item 2). There can be no assurance that the Company's continued commitment in obtaining a larger percentage of sales in the marketplace through new family oriented software products and platforms will translate into larger revenues and higher working capital by the fiscal year end of June 30, 1999.

3. Technological Developments. The personal computer software industry is characterized by rapid technological advancement and the uncertainty of new breakthroughs and developments in emerging areas such as the Internet. There can be no assurance that the Company's entrance into the DVD and video game console based platform market will be met with success translating into larger market share or increased revenues.

4. Distribution Channels. Traditional retail distribution channels have been experiencing a major restructuring and are fostering the development of alternative distribution outlets. While the Company believes it has stabilized its distribution channels by signing a new North America distribution agreement with MDP and entered into a new international republishing and distribution agreement with TDK, there can be no assurance that the increased participation by these distributors will result in larger market share for the Company.

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

7. Research and Development. Research and development costs can vary significantly depending on the products currently in development and the potential products the Company may choose to develop. The Company's commitment to enter into the growing markets of DVD and video game console platforms also has its risks. Research and development costs relative to these new platforms can be substantially greater than those similar costs related to the development of CD ROM products. There is no assurance that any future investment by the Company into the development of alternative platforms such as DVD and video game based consoles will result into significant gains in revenue and market share.

8. Consumer Preferences. Consumers ultimately determine the success of software products. Not every product will be a hit and residual inventory may exist depending on actual sell through.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors have been, and in the future may be, involved in suits and actions incidental to the Company's business. On April 26, 1999, a lawsuit was filed naming the Company as defendant for recovery of certain bonus and salary claims by its former Vice President of Sales. The Company believes that the claims are without merit and intends to defend its position vigorously. Management feels that at this time, the financial exposure is limited and inconsequential.


ITEM 5.  OTHER INFORMATION

Ulrich Gottschling submitted his resignation as President/Chief Operating Officer and as a director of the Company, effective January 8, 1999. Subsequently, the following matters were voted upon at the Board of Directors meeting held on January 8, 1999 and received unanimous approval as set forth below:

1. Jeffrey Court appointed as Vice President - Finance and Acting Chief Financial Officer
2.   Lorena Billig appointed as Vice President - Operations
3.   Eugene Code appointed as Corporate Secretary

On January 29, 1999 the Company received a letter from Nasdaq stating that the Company had failed to satisfy a requirement for continued listing of its securities on the Nasdaq Small Cap Market, because its common stock had not maintained a closing bid price greater than or equal to $1.00 over 30 consecutive trade dates. To regain compliance with the minimum bid price requirement, the common stock must have had a closing bid price of $1.00 for ten consecutive trading days prior to April 29, 1999. The Company's common stock did not satisfy this requirement, subjecting the Company's common stock and redeemable warrants to possible delisting. Nasdaq has scheduled a hearing to be held on July 1, 1999 to evaluate whether the common stock may continue to be listed on the Naadaq Small Cap Market.

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


SOUND SOURCE INTERACTIVE, INC.


By: /s/ Vincent J. Bitetti            Date: May 20, 1999
   -------------------------                ------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/ Jeff Court                    Date: May 20, 1999
    -----------------------                 ------------
Jeff Court
Vice President, Finance
Chief Financial Officer