Form 10KSB
period 1999-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1999-10-13
CIK 907237

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1999
                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, par value $.001
                              Redeemable Warrants


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    [X]       No     [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [_]

     State Issuer's revenues for its most recent fiscal year:  $4,624,540

     The aggregate market value of the common stock of the Issuer (the "Common Stock") held by nonaffiliates as of June 30, 1999, based on the market price at August 31, 1999, was approximately $3,494,718 As of August 31, 1999, there were 5,869,402 shares of the Common Stock outstanding and 559,928 redeemable warrants of the Issuer outstanding.

     Transitional Small Business Disclosure Format:   Yes   [_]   No    [X]

===============================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Issuer's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30,1999 are incorporated by reference into Part lll of this Form 10-KSB.


                                     INDEX

                                     PART I


                                                                       Page No.
ITEM 1.      DESCRIPTION OF BUSINESS....................................    3
ITEM 2.      PROPERTIES.................................................   12
ITEM 3.      LEGAL PROCEEDINGS..........................................   12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   12

                                    PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED SHAREHOLDER MATTERS.............................   12
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...............................   14
ITEM 7.      FINANCIAL STATEMENTS.......................................   19
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.....................   19

                                    PART III
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS.................................................   20
ITEM 10.      EXECUTIVE COMPENSATION....................................   20
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..............................................   20
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   20

                                    PART IV
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..........................   20

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to Sound Source Interactive, Inc. (the "Company"). Forward-looking statements give the Company's expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "expect," "project," "plan," "believe," "anticipate" "intend," and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     All of the forward-looking statements contained in this Annual Report on Form 10-KSB or in other Company publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. The Company's actual results may vary materially and there are no guarantees about the performance of the Company's publicly traded securities.

     The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in the Company's reports to the Securities and Exchange Commission (the "SEC") may update some of the Company's `s disclosures (including Forms 10-QSB and 8-K filed in the future) contained herein.

     Some of the facts that could cause uncertainties are:

     - New competitors and intensification of price competition from other manufacturers of consumer software products;

     - New products that make the Company's products and services obsolete;

     - Inability to obtain additional capital as needed;

     - Loss of customers;

     - Technical problems with the Company's products and services;

     - Departure of key employees, and inability to attract new employees;

     - Litigation and administrative proceedings;

     - Departure or retirement of key executives; and

     - Contracts tied to key executives and / or change in control.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


The Company

     Sound Source Interactive, Inc. (the "Company"), which was incorporated on March 8, 1990, is engaged primarily in developing, publishing and marketing interactive computer software primarily based on well recognized intellectual content. The Company produces educational software and entertainment software. Educational software consists primarily of children's educational and entertainment type products including Interactive MovieBooks/TM/, Activity Centers and Learning Adventures/TM/ for children ages three to twelve. Entertainment software designed for the teen and above market shipped during the fiscal year consisted primarily of interactive games. On February 17, 1999 the Company announced its plans to exit the teen and above (non-family oriented software) marketplace and to focus on its children's product line.

     The Company's objective is to be a leading publisher of high quality, competitively priced, consumer oriented children's software on both the personal computer ("PC") and dedicated game console formats such as Sony Playstation/TM/ and Nintendo Game Boy/TM/. To achieve this objective, the Company intends to (i) focus primarily on developing products with educational and/or entertainment value which are based on popular movies, television programming, home video franchises, children's literary works and other intellectual characters or brands, which are easy to use and install, (ii) develop a broad line of products, upgrade successful products and develop product line extensions and complementary products, (iii) leverage studio relationships to develop cross-marketing promotional programs, (iv) promote trade name recognition, (v) leverage its licensed content to develop products intended for the dedicated game console market and (vi) pursue strategic alliances, joint ventures and acquisitions.

     The Company's products are based on the licensed content of major motion picture studios including Viacom Consumer Products (as agent for Paramount Pictures Corp.), Twentieth Century Fox Licensing, New Line Cinema, Harvey Entertainment, Warner Bros. Consumer Products, Universal Studios and others.
The Company's license agreements for existing products include Babe/TM/, The Land Before Time/TM/, The Lost World: Jurassic Park/TM/, Babylon 5/TM/, Free Willy/TM/, Star Trek/TM/, Casper/TM/, Lost In Space/TM/, An American Tail/TM/, The Abyss/TM/, The Berenstain Bears/TM/, The King and I/TM/ and Maisy/TM/. The Company is continuing to pursue the procurement of additional licenses. The King and I/TM/ was licensed and developed under a joint venture agreement with the licensor which was signed on September 9, 1998. Management believes the Company is capable of continuing to obtain new licenses and/or other partnership arrangements and developing new, high quality software products using content from these intellectual properties.

     The licensing contracts with the licensor studios are generally of three to five years in duration. The licenses are usually exclusive and worldwide, and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. The Company seeks licenses that have strong brand awareness worldwide and franchises that receive studio support.

     All of the Company's licenses allow for application to its basic compact disk-read only memory ("CD-ROM") products. In addition, many of the licenses allow for application to digital videodisk ("DVD") and dedicated game console products such as the Sony Playstation and Nintendo Game Boy. Universal's The Land Before Time/TM/ franchise is expected to be among the first titles shipped by the Company on the Sony Playstation format, as product development is already underway. On July 22, 1998 the Company signed a four-year publishing license agreement with Sony Entertainment Corporation of America to publish Sony Playstation titles, and on September 30, 1998 signed an additional agreement to become an authorized developer for the Sony Playstation dedicated game console system. In addition, the Company is an authorized developer for Nintendo Game Boy and is exploring other dedicated game console opportunities such as VM Lab's Nuon.

     The Company believes that as of August 31, 1999, its CD-ROM products were in distribution to approximately 8,000 retail outlets. Retailers currently selling one or more of the Company's products include: Toys R Us, Office Depot, Office Max, Staples, Future Shops, CompUSA, Best Buy, BJ's, Electronics Boutique, Babbages, Etc., Kmart, Costco, Learningsmith, Wal-Mart, Barnes & Noble, Sam's Club, Zainy Brainy, Hastings, Virgin Megastores, Fry's Electronics and others including numerous e-commerce internet stores such as eToys and Beyond.com.

     The Company is located at 26115 Mureau Road, Suite B, Calabasas, California, 91302. Its telephone number is (818) 878-0505, and its facsimile number is (818) 878-0007.


Industry Background

     In recent years, the installed base of multimedia personal computers ("Multimedia PCs") in households has grown as prices have declined and as improvements in computing power and capability have been achieved. There are a number of factors driving the increased demand and use of Multimedia PCs in U.S. and foreign households beyond the general impact of falling prices and increased performance. Enabling technologies and standards, such as graphical user interfaces and the Internet, have made Multimedia PCs easier to use for a broad range of applications, resulting in the transformation of Multimedia PCs into general-purpose tools. In addition, today's Multimedia PCs feature high-speed microprocessors, large amounts of memory, high-resolution monitors and enhanced sound, speaker and graphics capabilities. These advanced capabilities have allowed software developers to produce more engaging software with advanced three-dimensional graphics, realistic sound and full-motion video suitable for both educational and entertainment - oriented content.

     In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. The Company believes that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music compact disks ("CDs") and motion picture videos. With the increasing consumerization of the software market, prices for consumer software products are now at impulse price levels ranging from $9.99 on CD-ROM to $39.99 on dedicated game platforms such as Sony Playstation and Nintendo Game Boy. The Company believes that the distribution channels for consumer software will continue to expand to include book and music stores, toy stores, department stores, electronic stores, appliance stores, video outlets, supermarkets, convenience stores, TV home shopping, direct mail catalogs and internet e-commerce stores.

     The home video game software market consists both of cartridge-based and CD-ROM-based software for use solely on dedicated hardware systems. Until 1996, most software for dedicated platforms was sold in cartridge form. However, CD-ROMs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges. The first modern platform was introduced by Nintendo in 1985 using "8-bit" technology ("8-bit" means that the central processing unit, or "chip," on which the Software operates is capable of processing data in 8-bit units). Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power the platforms. As the hardware technology has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs enable them to provide richer content and longer play. Currently, the nonportable platforms being marketed are based primarily on 32-bit and 64-bit technology. In contrast, portable platforms typically are less sophisticated technologically and do not require television monitors.

     As consumer software has evolved into a mass-market product, the Company believes it is increasingly important for consumer software companies to have direct relationships with retailers to market their products to consumers effectively. The Company believes that in order to be successful, consumer software companies must have international distribution (with products produced locally and translated into multiple languages), a consumer-driven focus, a broad offering of category-leading products, close relationships with distributors and retailers, a recognized brand name and a cost-efficient business model. In an effort to incrementally increase its revenues, as well as to create new revenue sources, the Company is actively searching for new ways to market its products. Included in these nontraditional methods is network marketing, e-commerce, internet marketing and web links, e-mail campaigns direct to consumers, the placement of coupons in videos and in other complimentary products, catalogs on disks, "un-lockable" discs and enhanced up-sell programs to new and existing customers.


Core Competence

     The Company believes that a high quality product with solid playability and recognizable characters is critical to consumer acceptance and repeat purchases. The Company's products are produced in sustainable categories by product development departments that have achieved or acquired a core competence in those categories. Historically the Company has produced its products itself in its Calabasas, California offices and/or under contract to outside developers that are managed by Company personnel. The Company expects to outsource a majority of its product development in the future to gain greater expertise across a wider spectrum of formats and product categories, and to better control overhead and other related expenses. As of July 1999, PC Data, Inc., ranked the Company as the seventh largest educational software publisher in the United States.


Products

     Children's Software   (Under thirteen years of age)

     The Company has divided its children's software products into the following categories:

     Curriculum Series   (Education).  This product line contains both subject
specific and multi-subject children's learning products based on accepted curriculum standards and practices. Titles include: The Land Before Time/TM/ Math Adventure, The Land Before Time/TM/ Kindergarten Adventure, The Casper/TM/ Early Reader, The Babe/TM/ Preschool Adventure and others. Currently, the products are sold at suggested retail prices of up to $20 each. To date, the Company has released seven subject specific or multi-subject educational products and has under development one additional product that is scheduled for release prior to December 1999. According to PC Data, Inc., curriculum-based products currently account for approximately 37 percent of the consumer educational software market.

     Stealth Learning/TM/ Series   (Edutainment).  This product line contains
titles that have learning and/or entertainment activities that may not be curriculum specific, which are intended to teach young children logic, language skills, arithmetic and reading comprehension, along with developmental challenges such as multiple choice questions, rhyme and motor basics, while entertaining and captivating the players. Titles include: The Land BeforeTime Interactive MovieBook/TM/, The American Tail Interactive MovieBook/TM/, The Babe Interactive MovieBook/TM/, The Land Before Time/TM/ Activity Center, The Casper/TM/ Activity Center, The King and I Thinking Adventure/TM/, The Lost in Space/TM/ Learning Adventure and others. Currently, the products are sold at suggested retail prices of up to $20 each. To date the Company has released 14 edutainment titles, and plans to introduce more titles in this category for both the PC and dedicated game consoles. According to PC Data, Inc. products in the edutainment categories account for approximately 25 percent of the consumer educational software market. As products for children under 13 in the dedicated game console market are relatively new, there is no clear cut historical data available related to market share.

     Life Skills Series   (Edutainment).   Designed specifically for children
ages two to six, the life skills series is a new category for the Company and the industry. The product line contains titles that emphasize early learning activities intended to teach young children independence, confidence and other socially responsible traits such as getting along, cleaning up and recycling. Familiar themes such as logic, matching skills and color recognition round out the gameplay while entertaining and captivating the players. Currently, the products are sold at suggested retail prices of up to $20 each. On July 22, 1999 the Company released the Maisy's Playhouse CD-ROM (based on the Nickelodeon television show) and intends to introduce four additional life skills series titles based on its Berenstain Bears license during holiday 1999. There is currently no relevant tracking data available from PC Data, Inc. or any other source for this new software category.

     Entertainment Software   (Teen and above demographic)

     On February 17, 1999, the Company announced that it is discontinuing its production of entertainment computer software for the teen and above market (non-family oriented software), including games and utilities. The Company does not intend to release any additional entertainment software for the teen and above market on any platform in the foreseeable future. The last entertainment title under license, Star Trek: Trivia Challenge, began shipping in August 1999. The license for this product expires on December 31, 1999 with sell-off provisions continuing through June 30, 2000. All other entertainment titles for the teen and above demographic will be sold, liquidated and/or destroyed by the license expiration date(s) as required under each agreement.


Product Distribution

  North American Sales

     Exclusive Provisions. On June 1, 1996, the Company entered into a two-year distribution services agreement with Simon & Schuster Interactive Distribution Services ("SSIDS"), which terminated on May 31, 1998. During the period from June 1, 1998 to February 4, 1999, the Company obtained fulfillment services and limited sales support from Macmillan Digital Publishing ("MDP"), a division of Viacom, Inc. which included the SSIDS software distribution services arm. In fiscal year 1999, Viacom, Inc. sold its MDP division, including the SSIDS software distribution services arm, to Pearson plc.

     During the transition in MDP's ownership from Viacom, Inc. to Pearson plc, the Company sought to develop an internal sales team to serve as the primary distribution vehicle for its products. In the wake of the Company's disappointing sales during the 1998 holiday season, the Company discontinued its efforts to sell its products primarily through an internal sales team and on February 5, 1999 entered into a new Distribution Services Agreement with MDP. This agreement, which expires on January 31, 2001, grants MDP the exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products, in certain defined markets and territories. The agreement also includes a nonexclusive provision for specified channels. The new agreement with MDP is a two-year renewable contract that is terminable by either party with 90 days' prior written notice and contains both exclusive and nonexclusive channels of distribution. The Company has streamlined its internal sales department accordingly to take advantage of the enhanced agreement with MDP and to reduce operating expenses.

     Under the new agreement, MDP makes a monthly payment to the Company in an amount equal to its "gross revenues" from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. "Gross revenues" are defined as amounts actually billed by MDP to its customers for Company products sold by it. The payments by MDP are due not later than 75 days after each calendar month end. Under the MDP distribution agreement, the Company is responsible for both bad debts and product returns. The Company maintains reserves for bad debts and product returns based upon its prior experience and current market conditions against which credits for actual bad debts and returns are applied. The reserve for product returns is netted against revenues as reported by MDP.

     Nonexclusive Provisions. Under the MDP agreement, the Company reserves the right to market its products directly through certain nonexclusive channels such as direct mail, telemarketing (such as 800 number sales), in-box coupon fulfillment, infomercials, original equipment manufacturer sales, "soft bundles" of the licensed products with nonsoftware products designed to generate a secondary market for the licensed products, and nontraditional channels such as grocery stores.

     On June 10, 1999 the Company entered into a direct distribution agreement with Major Connections, a major provider of consumer software to grocery stores and supermarkets. Major Connections maintains shelf space at over 1,000 locations. The Company began shipping titles to this new channel in August 1999 in time for the upcoming fiscal 2000 holiday selling season. Other nonexclusive customers include AVON, The Family Software Club and others.

     International Sales

     The Company utilizes several international distributors actively to promote and sell the Company's English language products throughout most of the English speaking countries. Additionally, on November 1, 1999, the Company entered into a three-year republishing and distribution agreement with TDK Recording Media Europe ("TDK") to distribute certain of its children's software titles throughout Europe and other territories. Although new to the consumer software market, TDK commands approximately 20 percent of the European CD-ROM market, 40 percent of the audio cassette market, 20 percent of the VHS cassette market, 38 percent VHS-C market and 21 percent of the 8mm market. Its European distribution covers the channels including hypermarkets, supermarkets, record/video stores, electronics stores, department stores, duty free stores, kiosks, bookstores and others, throughout Europe. Under the agreement, TDK retained options for additional territories and platforms including CD-ROM, DVD and the Sony Playstation and Nintendo Game Boy dedicated game platforms. To date, the Company has signed three addendums adding additional titles, territories and platforms to the agreement. In addition to CD-ROM, TDK has acquired the rights for Sony Playstation titles throughout Europe, Japan and Australia and retains options for the DVD and Nintendo Game Boy platforms.

     Previously, IONA Software, Ltd. ("IONA") of Dublin, Ireland had acquired the republishing and distribution rights to translate certain of the Company's products into as many as 14 different languages for sale in up to 35 countries. IONA's republishing and distribution agreement with the Company expired on March 16, 1999 with sell-off provisions through September 1999. The Company plans to continue its relationship with IONA for its Interactive MovieBook titles in Japan and may in the future work with IONA to distribute select titles in various international territories as allowed under the new agreement with TDK.

     Under the terms of its international republishing and distribution agreements, the Company is paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs or replication, marketing, warehousing and fulfillment, are borne by the republishing partner. The success of the localization is dependent upon the international appeal of certain of the Company's products, growth of the interactive software market internationally, the ability of the republishing partners successfully to localize and market the products and the ability of the Company to continue to obtain licenses with worldwide appeal. The Company is currently negotiating with several other international distributors to increase sales of the Company's products on a worldwide basis in available territories.

Sales and Marketing

     By offering a wide variety of products, the Company believes that it can provide retailers with an assortment of titles in categories of interest to consumers with pre-teen children. The Company also supports its retailers by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. The Company is currently developing a variety of cross-marketing promotional programs with its movie studio licensors and other licensees of movie, children's television, literary works and direct-to-video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in the Company's software products and promotional contests with various motion picture studios. During June 1998, the Company completed one such promotion through the sale of CDs to Universal Home Video resulting in net sales by the Company in the amount of $1,957,500. During fiscal 1999, the Company generated $36,000 from promotional sales of products. The Company is actively seeking additional cross-promotion opportunities. The Company believes that additional revenues could be generated through the Company's involvement in cross-promotional efforts with studio partners, other licensees and direct sale programs, although there can be no assurance that such will occur.

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

     On July 8, 1999, the Company entered into an agreement with Digital River, Inc. to provide certain Internet sales and marketing services. This is in line with the Company's strategy to promote and sell its products via the Internet direct to consumers.

     The Company provides technical support to its customers by telephone and on-line via its web site (soundsourceinteractive.com). The Company has also installed a telephone system and a call-handling center to facilitate its response to customer inquiries. Customer feedback is shared among support representatives and made available to product managers for development of product enhancements and upgrades.


Development

     The Company seeks to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. The Company believes that its efficient development model has certain key advantages including consistent product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

     The Company's product managers oversee the development of various products from conception through completion, and control the content, design, scope and development schedule. New product ideas are evaluated with each licensor based upon upcoming theatrical and/or video and book releases, television programming, market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company seeks to design new products, which incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product's features and a user interface that is consistent with other Company products. Whenever possible, the software is designed to incorporate technology used in existing Company products in an effort to shorten the development cycle and improve quality and consistency.

The overall product, including documentation, is designed to meet a manufacturing specification that also will satisfy the Company's margin requirements at consumer price points.

     The product managers then execute the development project with a team that includes programmers, sound engineers, artists, animators, designers, writers and testers. The Company's development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming when such utilization can result in a more efficient method of creating a higher quality product. Using this approach, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development risks. Development costs associated with externally licensed technology are sometimes partially paid by royalties based on net sales, which lowers the Company's investment risk. The Company's agreements with its external developers grant the Company an exclusive worldwide license to use the developers' source code. The agreements typically have three-year terms, with renewal provisions upon mutual agreement of the parties. The Company expects to outsource the majority of product development to qualified outside sources for the foreseeable future.

     Products under development are extensively tested by the quality assurance department, and must be approved by the licensor before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular Multimedia PC configurations that are available to consumers. Product managers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce features that keep abreast of consumer tastes and trends. Future products designed for dedicated game consoles will be tested and evaluated in a similar fashion.

     The Company currently is the licensee under technology licenses with Microsoft Corp., Apple Computer, Inc., Macromedia, Qsound Labs, Inc., EchoMedia, Inc. and Rhode Island Soft Systems, Inc. The Company utilizes technology provided by these licensors to develop and operate several of its products.
With the exception of the Microsoft Corp. developer's license, the Company believes there are satisfactory alternative products that could be substituted at comparable cost for each of the technologies which it now licenses. The Microsoft developer's license and supplied tools and applications are available to any publisher supporting Microsoft operating systems, and is updated regularly by Microsoft.


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

     The Company and/or its designated outside contractors (developers) prepare master software disks, user manuals and packaging designs. CD duplication, printing of documentation and packaging, as well as the assembly of purchased components and the shipment of finished products, are performed by third parties in accordance with the Company's specifications. The Company has multiple sources for all components, with assembly and shipping currently performed by several independent fulfillment houses. To date, the Company has not experienced any material difficulties or delays in the production and assembly of its products. It is anticipated that the Company will continue with this process in regards to its planned CD-ROM and DVD titles. However, dedicated game console products are manufactured and packaged by the respective licensors (such as Sony and Nintendo), with which the Company has no prior experience.

Competition

     The market for the Company's consumer software products is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Existing consumer software companies have broadened their product lines to compete with the Company's licensed products, and new competitors, including computer hardware and software manufacturers, diversified media companies and toy companies have entered the consumer software market, resulting in greater competition for the Company.

     Only a small percentage of products introduced in the consumer software market achieve any degree of, or have sustained, market acceptance. Principal competitive factors in marketing consumer software include product features, quality, reliability, trade name and licensed title recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, price and the availability and quality of support services. The Company believes that it continues to compete effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space and price.

     The Company considers Mattel, Havas, Disney, GT Interactive Software Corp., IBM and Microsoft Corp. to be its chief competitors. See Part I, Item 1, "Description of Business - Risk Factors - Competition."


Proprietary Rights and Licenses

     The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. All of the Company's current products are CD-ROM based, and hence are difficult to copy by consumers. During the fiscal years ended June 30, 1999, 1998 and 1997, the Company was unaware of any significant amount of unauthorized copying of its products in North America although copies that originated in Singapore were recently received by the Company from its Asian distributor for evaluation.

     The Company's products are based upon the licensed content of major motion picture studios under license agreements. All of such license agreements to which the Company currently is a party are for fixed terms, which will expire over the next five years. Additionally, the Company attempts to obtain in all of its agreements automatic renewals based on achievement of certain milestones, and/or the right of first refusal and last negotiation for additional products utilizing the same characters. The Company anticipates that in most cases the licensor under each agreement will extend its terms, although no licensor is required to extend any license. Provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees, the licenser can not prematurely cancel a license.


Employees

     As of August 31, 1999, the Company had 24 full-time employees, including three employees in sales and marketing, thirteen employees in development and customer support, five employees in administration and finance and three employees in licensing. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. From time to time the Company will engage consultants and independent contractors.

Executive Officers

     The executive officers of the Company, their ages and their positions with the Company as of August 31, 1999 are as follows:

     Name                     Age      Position
     ----                     ---      --------

     Vincent J. Bitetti        44      Chairman of the Board, Chief  Executive
                                         Officer and Director

     Jeffrey Court             47      Vice President of Finance and acting
                                         Chief Financial Officer

     Eugene  Code              53      Vice President of International Business
                                         Affairs and Corporate Secretary

     Vincent J. Bitetti founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1988 and served as the President of the Subsidiary from its formation. Since the Company acquired the Subsidiary in 1994, Mr. Bitetti has served as the Chairman of the Board and Chief Executive Officer and as a director of the Company and the Subsidiary. Prior to founding the Subsidiary, from 1986 to 1988 Mr. Bitetti was President of Fantastic Planet Consultants, a sound and musical instrument design consulting company. Mr. Bitetti is a published music composer. From 1986 to 1993, Mr. Bitetti was a consultant to manufacturers of keyboard synthesizers and other digitally controlled musical instruments in the musical instrument industry. Mr. Bitetti is primarily responsible for developing the concepts for the Company's products, and maintaining the Company's relationships and negotiating its distribution, republishing and license agreements with the studios. Mr. Bitetti has been a director of the Company since 1994. As described below under "Recent Developments", the Company is currently engaged in negotiations with Mr. Bitetti concerning his submission of resignation.

     Jeffrey Court was recruited to Sound Source in August 1998 to manage the accounting and management control systems and to support the production of financial statements. On January 8, 1999, Mr. Court was appointed Vice President of Finance and acting Chief Financial Officer. He came with over 18 years of experience as a senior accountant, corporate controller and chief financial officer. Since May 1988, Mr.Court has held finance management positions in related industries, including serving as controller of Metropolis, a Southern California-based publisher of video game magazines, from July 1997 to July 1998, serving as corporate controller of Klasky Csupo, Inc., a Southern California-based animation production company, from May 1995 to June 1997; and serving as chief financial officer of Full Moon Entertainment, a Southern California-based motion picture production and distribution company, from May 1988 to April 1995.

     Eugene Code was appointed Vice President of International Affairs and Corporate Secretary on January 8, 1999 after having served in various capacities within the Company since 1994. While at the Company, Mr. Code has managed contract administration and the international product republishing program. He successfully negotiated the Company's entry into the world market by coordinating development of over 30 localized products. He has recently concluded agreements with TDK for localization, republishing and distribution. He manages the Company's efforts in support of TDK's product localization initiative to bring the Company's products to market in as many as 20 languages for distribution in over 60 countries. His mandate is to explore new market areas for product adaptation and development. Mr. Code joined the Company in 1994 with over 20 years of international contract management and administration experience. Prior to joining Sound Source Interactive, Mr. Code served in management positions in the defense industry where he managed development of projects associated with advanced weapons systems. Earlier positions also included liaison with the Navy and industry for fleet weapons retrofitting and repair.

Recent Developments

     The Company is currently engaged in negotiations with Vincent J. Bitetti with a view to Mr. Bitetti's resigning as Chairman of the Board and Chief Executive Officer of the Company. The Company would like Mr. Bitetti to remain as Chairman of the Company until December 31, 2000 when his contract expires. Depending on the outcome of such negotiations, it is contemplated that Mr. Bitetti will enter into a Separation Agreement which will terminate or modify his existing employment agreement to restructure his duties which may include maintaining strategic relationships, new business development and overall strategic planning and implementation.

     The Company also expects to enter into an Employment Agreement with John Warwick, pursuant to which he will be employed as the Company's Chief Executive Officer for a six-month period while the Company searches for a new, permanent Chief Executive Officer.

     No assurance can be given that the Company will enter into the Separation Agreement with Mr. Bitetti or the Employment Agreement with Mr. Warwick, or that it will be able to locate and engage a new, permanent Chief Executive Officer as described above.



ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 8,613 square feet of office and warehousing space in Calabasas, Los Angeles County, California, under a lease which expires on May 31, 2002. The Company currently expects that these facilities will be sufficient for its needs at least through the term of the lease. The Company may lease additional space as its needs require, which it believes will be available on acceptable terms.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its officers and directors in the past have been, and in the future the Company and/or its officers and directors may be, involved in suits and actions incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth fiscal quarter of 1999.


                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Redeemable Warrants were traded on the NASDAQ SmallCap Market under the symbols "SSII" and "SSIIW," respectively, for the period from since July 2, 1996 to September 3, 1999, and were not traded on any market or exchange prior to July 2, 1996, and therefore no information is available as to the range of sales prices for these securities for any period prior to such date. On September 3, 1999, the company's securities were delisted from the Nasdaq SmallCap Market, and on that date the Common Stock commenced trading on the OTC Bulletin Board. The Redeemable Warrants, however, do not presently trade on any market other than the "pink sheets". The following table sets forth the range of the bid prices for the Common Stock and Redeemable Warrants during the periods indicated, and represents interdealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not represent actual transactions.

                                      Nasdaq
                                      Symbol
                                     --------

Common Stock                SSII                High           Low
                                                ----           ----
1998
     First Calendar Quarter                     2.38           1.00
     Second Calendar Quarter                    2.50           0.97
     Third Calendar Quarter                     1.44           0.63
     Fourth Calendar Quarter                    1.25           0.59

1999
     First Calendar Quarter                     2.25           0.56
     Second Calendar Quarter                    1.25           0.31
     Third Calendar Quarter (thru 8/31/99)      0.44           0.25

Redeemable Warrants         SSIIW               High           Low
                                                ----           ----
1998
     First Calendar Quarter                     0.31           0.03
     Second Calendar Quarter                    0.31           0.09
     Third Calendar                             0.16           0.06
     Fourth Calendar Quarter                    0.16           0.03

1999
     First Calendar Quarter                     0.22           0.03
     Second Calendar Quarter                    0.13           0.03
     Third Calendar Quarter (thru 8/31/99)      0.09           0.02

     As of August 31, 1998, there were approximately 156 holders of record of the Common Stock and 38 holders of record of the Redeemable Warrants. Most such securities are held in street name by nominees who hold stock certificates for an unknown number of beneficial owners.

     During fiscal 1995, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1999, 1998 and 1997, and certain factors that are expected to affect the Company's prospective financial condition. See "Special Note Regarding Forward-Looking Statements."

     The Company derives substantially all of its revenues from sales of its retail consumer software. The Company designs, develops, markets and supports a broad line of consumer software products. The Company focuses primarily on family-oriented products with educational and entertainment value, which are easy to use and install, using popular licensed intellectual content.

     On February 5, 1999, the Company entered into a Distribution Services Agreement with Macmillan Digital Publishing ("MDP," as previously defined). The agreement, which expires on January 31, 2001, grants MDP the exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products, in certain defined markets and territories. The agreement also includes a non-exclusive provision for specified channels. The new agreement with MDP is a two-year renewable contract that is terminable by either party with 90 days' prior written notice and contains both exclusive and non exclusive channels of distribution. See Part I, Item 1, "Description of Business - Product Distribution - North American Sales - Exclusive Provisions."

     Under the agreement, MDP makes a monthly payment to the Company in an amount equal to its "gross revenues" from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. "Gross revenues" are defined as amounts actually billed by MDP to its customers for Company products sold by it. The payments by MDP are due not later than 75 days after each calendar month end. Under the MDP distribution agreement, the Company is responsible for both bad debts and product returns. The Company maintains reserves for bad debts and product returns based upon its prior experience and current market conditions against which credits for actual bad debts and returns are applied. The reserve for product returns is netted against revenues as reported by MDP. During the years ended June 30, 1999, 1998 and 1997, the Company had net sales to or through MDP/SSIDS in the amount of $2,389,103, $5,665,347 and $2,982,285, respectively, which accounted for approximately 51.7%, 63.9% and 64.9%, of the Company's total net sales.

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

     Costs of sales consist primarily of product cost, freight charges, royalties to outside developers, programmers and content providers, and an inventory provision for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print boxes and manuals, media costs and fulfillment.

Year 2000 Disclosure

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Readiness for Year 2000 - The Company is currently evaluating the potential impact of year 2000 compliance upon its operations. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. The company plans to use both internal and external resources to identify, correct, upgrade or replace and test its information technology systems (IT Systems). The company estimates that its IT Systems will be compliant prior to December 31, 1999. However, there can be no guarantee that the Company's system, or the systems of other companies on which the Company rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Costs - The total cost to the Company of these Year 2000 Compliance activities (less than $10,000 being incurred through September 30, 1999) has not been and is not anticipated to be material to its financial position or its results of operations for any given year. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     Risks - The Company expects to implement the changes necessary to address the year 2000 issue for IT Systems. The company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue with respect to the Company's IT Systems is not reasonably likely to pose significant operational problems for the Company. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the results of operations and financial condition of the Company.

     Contingency Plans - The Company presently believes that's its most reasonably likely worst-case year 2000 scenarios would relate to the possible failure of third party systems over which the Company has no control and for which the Company has no ready substitute, such as, but not limited to, power and communications services. As a starting point for developing specific year 2000 contingency plans, the emphasis of identifying and locating alternate sources of supply, method of distribution and ways of processing information has already begun taking place within the Company. Prior to December 31, 1999, the Company intends to make necessary preparations to be ready to execute the contingency plans, if needed. However, there can be no assurance that the Company will be able to complete its contingency preparations on that schedule.

Results of Operations

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1999

   Net Sales. Net sales decreased by 47.9 percent from $8,867,490 for the year ended June 30, 1998 to $4,624,540 for the year ended June 30, 1999. Total sales of the Company's software products decreased by 48.3 percent from $8,819,529 in 1998 to $4,556,442 in 1999. The decrease in sales is attributed (i) the failure of our existing children's software, games and entertainment utilities to substantively perform at retail during the period, (ii) the postponement and eventual cancellation of a new strategy game title due to lack of performance by the outside developer and (iii) the failure at retail of certain of the Company's products that were linked to theatrical release expectations. The lack of consumer acceptance for the Babe: Pig in the City (TM) and The King & I theatrical releases translated into lower than expected children's software revenue. Net sales for the 12 months ended June 30, 1999 also included revenue of $760,000 from TDK Recording Media Europe ("TDK", as previously defined), representing a non-refundable contract guarantee against the Company's international republishing and distribution agreement. The agreement with TDK extends through October 31, 2001 and the Company expects TDK to begin shipping titles by October 1999. The Company has established a reserve for product returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell through rates.

   Cost of Sales. Cost of Sales decreased by 11.2 percent from $3,574,168 during 1998 to $3,175,637 during 1999, and increased as a percentage of net sales from 40.3 percent to 68.7 percent during the same periods. This decrease in cost of sales is attributable to the above noted 47.9 percent decrease in net sales. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from SSIDS to MDP and to changes in product mix to lower priced items. The increase in cost of sales is also attributable to the writeoff of obsolete inventory product and prepaid royalties determined not to be recoverable in future periods in the amounts of $120,968 and $372,476, respectively.

   Marketing and Sales. Marketing and sales expenses increased by 6.4 percent from $2,045,312 during 1998 to $2,177,248 during 1999, and increased as a percentage of net sales from 23.1 percent to 47.1 percent, respectively. The increase in expenses was primarily due to increased costs associated with channel marketing, new product packaging design and branding, as well as increased personnel costs associated with the development of an internal sales and marketing team that was continued in the beginning months of the fiscal year. The increase in marketing and sales expenses as a percentage of net sales is primarily attributable to a 47.9 percent decrease in net sales. Internal sales efforts were cut back with the signing of the master distribution agreement with MDP. The Company anticipates that for the foreseeable future, marketing and sales expenses may decrease as a percentage of net sales as the Company distributes products for North America through master distributors such as MDP.

   General and Administrative.  General and administrative costs decreased by
0.6 percent from $1,839,386 during 1998 to $1,828,381 during 1999 and increased as a percentage of net sales from 20.7 percent to 39.5 percent, respectively. This decrease of $11,005 is primarily attributable to an decrease of $155,193 relating to legal and consulting expenses of $312,884 in the fiscal year ended June 30, 1998 to $157,691 in the year ended June 30, 1999, which were offset by increased expenses within the areas of asset depreciation and salaries.

   Compensation In Connection With Common Stock and Common Stock Options Issued for Services Rendered. In 1998, the Company incurred noncash charges to earnings of $323,351 in connection with the vesting of stock options granted to employees in prior fiscal years. No such charges were incurred in 1999. The amount of the charge for 1998 was determined as the difference between the fair market value of the stock at the date of grant and the exercise price.

   Research and Development. Research and development expenses decreased by 14.1 percent from $1,580,413 during 1998 to $1,356,867 during 1999, and increased as a percentage of net sales from 17.8 percent to 29.3 percent, respectively. The decrease in costs is primarily related to the Company's decision to exit the teen and above (non-family oriented software) game marketplace and to decrease the number of products under development by the Company. The increase in research and development expenses as a percentage of net sales is primarily attributable to a 47.9 percent decrease in net sales. The Company believes that development costs will increase as the Company develops additional children's products and as the Company develops increasingly more complex products that contain additional features. The Company is currently developing products for the Sony Playstation, which require a more expensive development process.

     Tax Provision. The current period tax provision is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company had a loss in 1999 and sufficient net operating loss carryforwards from 1997 to offset its 1998 taxable income.

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

     Cost of Sales. Cost of Sales increased by 53.5 percent from $2,329,211 during 1997 to $3,574,168 during 1998, and decreased as a percentage of net sales from 50.7 percent to 40.3 percent during the same periods. This increase in cost of sales is attributable to the above noted 92.9 percent increase in net sales, partially offset by decreased unit costs based principally on volume discounts and vendor pricing reductions. Additionally, costs for internal warehousing and technical support, which are included in cost of sales, remained relatively constant, and thereby reduced cost of sales per unit.

     Marketing and Sales. Marketing and sales expenses increased by 41.1 percent from $1,449,189 during 1997 to $2,045,312 during 1998, and decreased as a percentage of net sales from 31.5 percent to 23.1 percent, respectively. The increase in expenses was primarily due to increased costs associated with channel marketing, product packaging design and branding, as well as increased personnel costs associated with the development of an internal sales and marketing team. The decrease in marketing and sales expenses as a percentage of net sales is primarily attributable to the above noted sale to Universal Home Video in which the Company did not incur any marketing or sales costs. Without such sale, marketing and sales expense as a percentage of net sales would have been 29.6 percent during 1998. The Company anticipates that for the foreseeable future, marketing and sales expenses will continue to increase and will increase as a percentage of net sales.

     General and Administrative.  General and administrative costs decreased by
7.5 percent from $1,988,213 during 1997 to $1,839,386 during 1998 and decreased as a percentage of net sales from 43.3 percent to 20.7 percent, respectively. During 1997, the Company recorded compensation expense in the amount of $329,644 related to the separation of the Company's former president. No such amounts were incurred during 1998. Additionally, the Company noted reductions in certain other costs, such as insurance, telecommunications and legal expenses. Such reductions in general and administrative expenses are partially offset by increased costs associated with occupancy, depreciation, personnel costs and costs associated with being a publicly held company.

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


Quarterly Results of Operations

     The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and the licenses upon which they are based and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations.


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


Liquidity and Capital Resources

     The Company incurred a net loss of $3,977,630 for the fiscal year ended June 30, 1999, the Company realized a net profit of $501,200 and a net loss of $2,668,520 for the years ended June 30, 1998 and 1997, respectively. The Company has not historically generated sufficient cash flows to fund operations, and has had to rely on debt and equity financings to fund operations.
Management believes the future success of the Company is largely dependent upon the Company's ability to generate revenues sufficient to fund operations. As of the fiscal year ended June 30, 1999, the Company had negative working capital of $823,364 and cash of $857,143.

     The Company experienced a significant decrease in growth during the last fiscal year as compared to the prior fiscal year. The Company continues to search for new opportunities to obtain licenses and develop and sell products. Additionally, the Company is expanding from the Personal Computer Platform to embrace Dedicated Game Console Platforms such as Sony Playstation and is seeking new distributors and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources. If the Company enters into agreements relating to such business opportunities in the future, the Company will require additional financing to fund its growth.

     The Company invested $20,341 during fiscal 1999 and $138,688 during fiscal 1998 for capital equipment to expand into new product lines and meet its production capacity. In addition, the Company had incurred expenditures of $342,651 during fiscal 1999 and $408,016 in 1998 for development of newly released and upcoming product titles. From time to time, the Company evaluates acquisitions of products, businesses and technologies that are complementary to the Company's business.

     During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit agreement is secured by all the assets of the Company. As of June 30, 1999, the Company had outstanding borrowings under the agreement aggregating $322,500 plus $8,543 of accrued interest with a remaining availability under the agreement of $1,177,500.


ITEM 7.  FINANCIAL STATEMENTS.

     The information required by Item 7 is filed herewith under the Consolidated Financial Statements of Sound Source Interactive, Inc. and Subsidiaries together with the report of Deloitte & Touche, LLP dated September 10, 1999 in the financial information section, included as Appendix A of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

     Items 9, 10, 11 and 12 of Part III of this Form 10-KSB are omitted because the Company intends to file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year ended June 30, 1999, a definitive Proxy Statement containing information pursuant to Regulation 14A of the Exchange Act, and that such information shall be deemed incorporated herein by reference from the date of filing of such document.


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

     9.7 Consent of ASSI, Inc., dated as of April 20, 1998, pursuant to the Voting Agreement, dated as of April 30, 1996, among ASSI, Inc., Vincent J. Bitetti and Eric H. Winston. [Filed as Exhibit 9.1 to the May 1998 Form 8-K Report and incorporated herein by reference.]
     10.1 Second Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of April 30, 1996. [Filed as Exhibit 10.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.2 Amended and Restated Employment Agreement of Ulrich E. Gottschling dated as of February 1, 1997. [Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (No. 333-24271, ("Registration Statement No. 333-24271") and incorporated herein by reference.]
     10.3    Sound Source Interactive, Inc. 1992 Stock Option Plan. [Filed as
             Exhibit 10.4 to Registration Statement No. 33-80827and incorporated herein by reference.]
     10.4 Sound Source Interactive, Inc. and 1995 Stock Option Plan, as amended. [Filed as Exhibit A to the Registrant's Proxy Statement on
             Schedule 14A dated June 8, 1998 and incorporated herein by reference.]
     10.5 Warrant Agreement, dated as of September 26, 1995, among the Registrant, Sound Source Interactive, Inc., a California corporation (the "Subsidiary") and Financial West Group, Inc., corporation ("FWG"), as warrant agent. [Filed as Exhibit 10.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.6 Warrant Agreement, dated as of June 30, 1995, between the Registrant and FWG, as warrant agent. [Filed as Exhibit 10.7 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.7 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.8 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Ulrich Gottschling. [Filed as Exhibit 10.37 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.9 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Mark A. James. [Filed as Exhibit 10.44 to Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference.]
     10.10 Office Lease, dated as of March 4, 1997, between Arden Realty Limited Partnership and the Registrant. [Filed as Exhibit 10.24 to Registration Statement No. 333-24271 and incorporated herein by reference.]
     10.11 Factoring Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. [Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1997 (the "1997 Form 10-KSB") and incorporated herein by reference.]
     10.12 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. [Filed as Exhibit 10.26 to the 1997 Form 10-KSB and incorporated herein by reference.]
     10.13 Settlement Agreement, dated as of April 27, 1998, among the Registrant, ASSI, Inc., NCD, Inc., The Boston Group, LP, Vincent J. Bitetti, Ulrich E. Gottschling, Mark A. James and Robert G. Kalik [Filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.14 Lock-Up Agreement, dated as of April 27, 1998, among the Registrant, ASSI, Inc., NCD, Inc. and Louis Habash [Filed as
             Exhibit 10.2 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.15 Third Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of April 27, 1998 [Filed as Exhibit 10.3 to the May 1998 Form 8-K and incorporated herein by reference.]

     10.16 Employment Memorandum of Ulrich E. Gottschling dated as of April 27, 1998 [Filed as Exhibit 10.4 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.17 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and Richard Azevedo. [Filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 (the "1998 Form 10-KSB") and incorporated herein by reference.]
     10.18 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and Samuel L. Poole. [Filed as Exhibit 10.30 to the 1998 Form 10-KSB and incorporated herein by reference.
     10.19 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and John Wholihan. [Filed as Exhibit 10.32 to the 1998 Form 10-KSB and incorporated herein by reference.]
     10.20 Distribution and Republishing Agreement, dated as of June 8, 1998, between the Registrant and Iona Software LTD. [Filed herewith.]
     10.21 Distribution and Republishing Agreement, dated as of November 1, 1998, between the Registrant and TDK Recording Media Europe [Filed herewith.]
     10.22 Addendum to Distribution and Republishing Agreement, dated as of March 1, 1999, between the Registrant and TDK Recording Media Europe [Filed herewith.]
     10.23 Electronic Software Distribution Agreement, dated as of July 1, 1998, between the Registrant and Digital River, Inc. [Filed herewith.]
     10.24 Joint Venture Agreement, dated as of July 31, 1998, between the Registrant and Morgan Creek Productions [Filed herewith.]
     10.25 Distribution and Fulfillment Services Agreement, dated as of February 5, 1999, between the Registrant and Macmillan Digital Publishing [Filed herewith.]
     21.1    Subsidiaries of the Registrant.  [Filed herewith.]
     23.2    Consent of Deloitte & Touche, LLP.  [Filed herewith.]
     27.1    Financial Data Schedule.  [Filed herewith.]


     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 11, 1999         SOUND SOURCE INTERACTIVE, INC.


                                By /s/ Vincent J. Bitetti
                                   ---------------------------------------------
                                   Vincent J. Bitetti, Chairman of the Board and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

              Signature                              Title                                  Date
              ---------                              -----                                  ----
/s/ Vincent J. Bitetti                   Chairman of the Board and                     October 11, 1999
________________________________         Chief Executive Officer (principal
Vincent J. Bitetti                       executive officer)

/s/ Jeffrey Court                        Vice President of Finance and,                October 11, 1999
________________________________         Acting Chief Financial Officer
Jeffrey Court

/s/ Richard Azevedo                      Director                                      October 11, 1999
________________________________
Richard Azevedo

/s/ Mark A. James                        Director                                      October 11, 1999
________________________________
Mark A. James

/s/ Samuel L. Poole                      Director                                      October 11, 1999
________________________________
Samuel L. Poole

/s/ John Wholihan                        Director                                      October 11, 1999
________________________________
John Wholihan

     No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended June 30, 1999 will be forwarded to stockholders.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                  1


CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 1999 AND 1998 AND
 FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999:


 Balance Sheets                                                               2

 Statements of Operations                                                     3

 Statements of Stockholders' (Deficit) Equity                                 4

 Statements of Cash Flows                                                    5-6

 Notes to Consolidated Financial Statements                                 7-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sound Source Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Sound Source Interactive, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended June 30, 1999 have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE, LLP

DELOITTE & TOUCHE, LLP

Los Angeles, California
September 10, 1999

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS (Note 10)                                                                           1999                  1998

CURRENT ASSETS:
  Cash and cash equivalents                                                          $    857,143          $    693,741
  Accounts receivable, net of allowance for doubtful accounts of $15,872
    and $22,540 as of June 30, 1999 and 1998, respectively (Note 2)                       575,521             2,383,132
  Inventories (Note 3)                                                                    329,368               417,215
  Prepaid royalties                                                                     1,243,889             1,866,044
  Prepaid expenses and other                                                              262,287               189,848
                                                                                     ------------          ------------

          Total current assets                                                          3,268,208             5,549,980

PROPERTY AND EQUIPMENT, Net (Note 4)                                                      245,274               409,129

OTHER ASSETS                                                                               16,762                15,703
                                                                                     ------------          ------------

TOTAL                                                                                $  3,530,244          $  5,974,812
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Notes 2 and 5)                              $  1,998,512          $  2,203,159
  Accrued royalties                                                                     1,750,601             1,615,162
  Deferred revenue                                                                         11,416                45,000
  Short-term borrowings (Note 10)                                                         331,043                     -
  Current portion of capital lease obligations (Note 5)                                         -                 2,913
                                                                                     ------------          ------------

          Total current liabilities                                                     4,091,572             3,866,234

LONG TERM DEFERRED REVENUE                                                              1,302,500                     -
                                                                                     ------------          ------------

          Total liabilities                                                             5,394,072             3,866,234
                                                                                     ------------          ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY (Notes 6 and 7):
  Common stock, $.001 par value; 20,000,000 shares authorized;
   5,869,402 and 5,649,974 shares issued and outstanding as of
    June 30, 1999 and 1998, respectively                                                    5,869                 5,650
  Warrants                                                                                559,928               559,928
  Additional paid-in capital                                                           14,302,877            14,297,872
  Accumulated deficit                                                                 (16,732,502)          (12,754,872)
                                                                                     ------------          ------------

          Total stockholders' (deficit) equity                                         (1,863,828)            2,108,578
                                                                                     ------------          ------------

TOTAL                                                                                $  3,530,244          $  5,974,812
                                                                                     ============          ============

See accompanying notes to consolidated financial statements.

SOURCE INTERACTIVE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   1999               1998           1997
REVENUES:
  Product sales                                                               $   4,556,442     $   8,819,529     $   4,524,447
  Development fees and other                                                         68,098            47,961            72,359
                                                                              -------------     -------------     -------------

           Net revenues                                                           4,624,540         8,867,490         4,596,806

COST OF SALES (Notes 2 and 5)                                                     3,175,637         3,574,168         2,329,211
                                                                              -------------     -------------     -------------

GROSS PROFIT                                                                      1,448,903         5,293,322         2,267,595
                                                                              -------------     -------------     -------------

OPERATING EXPENSES:
  Research and development (Note 5)                                               1,356,867         1,580,413         1,219,456
  Sales and marketing (Note 5)                                                    2,177,248         2,045,312         1,449,189
  General and administrative (Notes 5 and 9)                                      1,828,381         1,839,386         1,988,213
  Compensation in connection with stock options issued for
    services rendered (Note 7)                                                            -           323,351           333,029
                                                                              -------------     -------------     -------------

          Total operating expenses                                                5,362,496         5,788,462         4,989,887
                                                                              -------------     -------------     -------------

OPERATING LOSS                                                                   (3,913,593)         (495,140)       (2,722,292)
                                                                              -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest income                                                                     6,107            23,261            75,858
  Interest expense                                                                  (70,194)          (24,521)          (16,428)
  Other income (Note 5)                                                               3,250         1,000,000
  Other expense                                                                      (1,600)             (800)           (4,058)
                                                                              -------------     -------------     -------------

          Total other income (expense)                                              (62,437)          997,940            55,372
                                                                              -------------     -------------     -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                  (3,976,030)          502,800        (2,666,920)

PROVISION FOR INCOME TAXES (Note 8)                                                   1,600             1,600             1,600
                                                                              -------------     -------------     -------------

NET INCOME (LOSS)                                                             $  (3,977,630)    $     501,200     $  (2,668,520)
                                                                              =============     =============     =============

BASIC NET INCOME (LOSS) PER SHARE (Note 2)                                    $       (0.68)    $        0.11     $       (0.61)
                                                                              =============     =============     =============

DILUTED NET INCOME (LOSS) PER SHARE (Note 2)                                  $       (0.68)    $        0.10     $       (0.61)
                                                                              =============     =============     =============

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------

                                                      Common Stock                      Additional
                                                  -------------------                    Paid-in       Accumulated
                                                    Shares     Amount    Warrants        Capital         Deficit          Total
BALANCE, JULY 1, 1996                             1,807,824    $1,808   $  263,350     $ 5,124,576    $(10,587,552)    $(5,197,818)

  Issuance of common stock in connection with
    public offering, net of offering costs of
    $2,297,408 (Note 6)                           2,560,000     2,560                    7,964,581                       7,967,141

  Issuance of common stock in connection with
    exercise of employee stock options (Note 7)      41,275        41                        2,436                           2,477

  Issuance of warrants in connection with public
    offering (Note 6)                                                      337,411                                         337,411

  Issuance of warrants in connection with the
    conversion of a note payable and accrued
    interest to related party (Note 5)                                     504,164                                         504,164

  Issuance of stock options for services                                                   333,029                         333,029

  Net loss                                                                                              (2,668,520)     (2,668,520)
                                                  ---------    ------   ----------     -----------    ------------     -----------

BALANCE, JUNE 30, 1997                            4,409,099     4,409    1,104,925      13,424,622     (13,256,072)      1,277,884

  Issuance of common stock in connection with
    exercise of employee stock options (Note 7)     140,875       141                        6,002                           6,143

  Issuance of common stock in exchange for
    warrants  (Note 5)                            1,100,000     1,100     (544,997)        543,897

  Issuance of stock options for services                                                   323,351                         323,351

  Net income                                                                                               501,200         501,200
                                                  ---------    ------   ----------     -----------    ------------     -----------

BALANCE, JUNE 30, 1998                            5,649,974     5,650      559,928      14,297,872     (12,754,872)      2,108,578

  Issuance of common stock in connection with
    exercise of employee stock options (Note 7)     219,428       219                        5,005                           5,224

  Net loss                                                                                              (3,977,630)     (3,977,630)
                                                  ---------    ------   ----------     -----------    ------------     -----------

BALANCE, JUNE 30, 1999                            5,869,402    $5,869   $  559,928     $14,302,877    $(16,732,502)    $(1,863,828)
                                                  =========    ======   ==========     ===========    ============     ===========

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $(3,977,630)      $   501,200       $(2,668,520)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                              182,446           144,014           108,007
    Gain on sale of property and equipment                                      (3,250)
    Stock options issued for services rendered                                                   323,351           333,029
    Changes in operating assets and liabilities:
    Accounts receivable                                                      1,807,611        (1,022,014)         (448,214)
    Inventories                                                                 87,847          (188,538)           33,980
    Prepaid royalties                                                          622,155          (310,781)         (926,587)
    Prepaid expenses and other                                                 (72,439)         (111,975)          (62,009)
    Accounts payable and accrued expenses                                     (204,647)          874,898           240,714
    Accrued interest                                                                                              (363,531)
    Accrued royalties                                                          135,439             4,721         1,067,637
    Deferred revenue                                                         1,268,916            33,000           (72,360)
                                                                           -----------       -----------       -----------
           Net cash (used in) provided by operations                          (153,552)          247,876        (2,757,854)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (20,341)         (138,688)         (345,395)
  Proceeds from sale of property and equipment                                   5,000
  Other assets                                                                  (1,059)           (1,150)           (1,653)
                                                                           -----------       -----------       -----------
           Net cash used in investing activities                               (16,400)         (139,838)         (347,048)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                    5,224              6,143         8,590,522
  Proceeds from issuance of warrants                                                                               337,411
  Repayment of notes payable                                                                                    (4,987,500)
  Payments on capital lease obligations                                         (2,913)          (10,899)          (27,057)
  Short-term borrowing                                                         331,043                            (400,000)
                                                                           -----------       -----------       -----------
          Net cash provided by (used in) investing activities                  333,354            (4,756)        3,513,376
                                                                           -----------       -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        163,402           103,282           408,474

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                            693,741           590,459           181,985
                                                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                              $   857,143       $   693,741       $   590,459
                                                                           ===========       ===========       ===========

See accompanying notes to consolidated financial statements.
                                                                     (Continued)

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                  1999        1998       1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION -
 Cash paid during the year for:
  Interest                                      $ 61,650    $ 24,521   $ 16,428
                                                ========    ========   ========

  Income taxes                                  $  1,600    $  1,600   $  1,600
                                                ========    ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 During 1998, the Company issued 1,100,000 shares of common stock in exchange for 4,816,657 common stock purchase warrants held by ASSI, Inc.(see Note 5).

 During 1997, the Company issued 2,016,657 stock purchase warrants in exchange for a $500,000 note payable to ASSI, Inc. plus accrued interest of $4,164.

See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1. GOING CONCERN

   The accompanying financial statements for the year ended June 30, 1999 have been prepared assuming that the Company will continue as a going concern. As described below, the Company's recurring losses from operations, negative working capital, and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   At June 30, 1999, the Company had a working capital deficit of $823,364 and a stockholder's deficit of $1,863,828. The Company also has had operating losses of $3,913,593, $495,140, and $2,722,292 for the years ended June 30,
   1999, 1998 and 1997, respectively.

   In 1999, the Company signed an agreement with TDK International ("TDK"), a global electronic components manufacturer with a distribution division of children's edutainment software. TDK provided $2.1 million in the current year in accordance with the agreement. The Company has entered into future TDK development and distribution contracts totalling $2.2 million.

   Management plans to reduce monthly operating costs, and to eliminate non-value added costs. Management also seeks to obtain other sources of financing to help fund their operations. Furthermore, management intends to expand their product offerings and to strengthen their distribution channels thereby raising the level of sales to sufficiently fund operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - Sound Source Interactive, Inc. (a Delaware Corporation), through its wholly owned subsidiaries, Sound Source Interactive Inc. (a California Corporation) and Biological Weapon Testing Laboratories, Inc. (BWTL) (collectively, the "Company"), creates, develops, produces, publishes and distributes worldwide, interactive educational and entertainment software properties for personal computers. Significant intercompany transactions and balances have been eliminated.

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

   The Company's major customer for the years ended June 30, 1998 and 1997 was Simon & Schuster Interactive Distribution Services ("SSIDS"). In 1999 SSIDS transferred the Company's business to the MacMillan Distribution ("MD") division. MD accounted for 52% of the consolidated revenues for the year ended June 30, 1999. SSIDS accounted for 64% and 65%, of consolidated revenues for the years ended June 30, 1998 and 1997 respectively. Universal Home Video accounted for 22% of consolidated revenues for the year ended June 30, 1998, but did not account for more than 10% of consolidated revenues for the years ended June 30, 1999 or 1997.

   The Company's accounts receivable at June 30, 1999 are primarily due from MD.

   JVC Disc America, Co. ("JVC") accounted for approximately 60% and 67% of consolidated purchases for the year ended June 30, 1999 and 1998, respectively. Wynalda Litho, Inc. accounted for approximately 22% of consolidated purchases for the year ended June 30, 1999. Accounts payable to JVC accounted for 33% and 65% of consolidated accounts payable and accrued expenses as of June 30, 1999 and 1998, respectively.

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

   Inventories - Inventories, which consist primarily of software and related packaging materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

   Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, generally ranging from one and one-half to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

   Long-Lived Assets - The Company periodically reviews the carrying value of long-lived assets, and if undiscounted future cash flows are believed to be insufficient to recover the remaining carrying value of a long-lived asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

   Royalties - The Company enters into license agreements with movie studios, actors, and sound developers for recognized movie and television properties that require the Company to pay up-front minimum guarantees against future royalties. The license agreements generally require the Company to pay a percentage of sales of the products but no less than a specified amount (the minimum guaranteed royalty). The Company records the minimum guaranteed royalty as a liability and a related asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual net product sales. Royalty liabilities in excess of the minimum guaranteed amount are recorded when such amounts are earned by the licensor.

   The Company periodically assesses the recoverability of prepaid royalties by determining whether the minimum guarantee will be recovered through anticipated future sales on a product-by-product basis. Any amounts not expected to be recovered are charged to operations in the period assessed by management. For the years ended June 30, 1999, 1998 and 1997, $507,476, $225,000, $40,000, respectively, of such royalties were written-off to cost of sales in the consolidated statements of operations.

   Income Taxes - Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

   Revenue Recognition - Direct-to-the-customer sales are recognized when merchandise is shipped to customers and are recorded net of discounts, allowances, and estimated merchandise returns. While the Company has no obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations. Revenue from third-party distributors is recognized as reported by such distributors, net of estimated returns. Reserves for returns are based on management's and third-party distributors' evaluation of historical experience and current industry trends.

   Software Development Costs - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed," the Company examines its software development costs after technological feasibility has been established to determine if capitalization is required. Through June 30, 1999, all internal software development costs have been expensed because software development costs subsequent to the technological feasibility stage have not been material.

   Segment Reporting - As required by Statement of Financial Accounting Standards ("SFAS") No. 131,"Disclosures about Segments of an Enterprise and Related Information", the Company has reviewed its business activities and determined that it does not have more than one operating segment as defined by this statement. This determination was based on the management approach which focuses on the way management organizes the Company's business activities for making operating decisions and assessing performance. The Company operates in one industry segment which includes the creation, development, production, publishing and worldwide distribution of interactive educational and entertainment software properties for personal computers.

   Net Income (Loss) per Common Share - The computations of the weighted-average common shares and potential common shares used in the computation of basic and diluted EPS are as follows:

                                                  1999        1998       1997
    Basic EPS -
     Weighted-average common shares
      outstanding during the period            5,816,742   4,665,527   4,368,462
     Incremental shares assumed to be
      outstanding related to stock
      options granted                                -       343,836         -
                                               ---------   ---------   ---------
    Diluted EPS -
     Weighted-average common shares and
     potential common shares during the
     period                                    5,816,742   5,009,363   4,368,462
                                               =========   =========   =========

   Warrants to purchase approximately 812,000, 4,825,000 and 5,628,000 shares of the Company's common stock at $4.60-$5.80 per share were outstanding for the years ended June 30, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the warrants were antidilutive.

   Reclassifications - Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the current year's presentation.

4. INVENTORIES

   Inventories consisted of the following as of June 30:

                                              1999        1998
     Finished goods                         $229,992    $147,718
     Raw materials (components)               99,376     269,497
                                            --------    --------

                                            $329,368    $417,215
                                            ========    ========

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following as of June 30:

                                                                     Useful
                                             1999         1998       Lives
    Leasehold improvements                 $   7,781    $   7,781    5 years
    Computer equipment                       628,786      618,499    1.5 year
    Office furniture and equipment            79,539       83,343    5 years
                                           ---------    ---------

                                             716,106      709,623
    Accumulated depreciation and
     amortization                           (470,832)    (300,494)
                                           ---------    ---------

                                           $ 245,274    $ 409,129
                                           =========    =========

   As of June 30, 1998, the Company had property and equipment with a total cost of $21,631 and accumulated depreciation of $16,400, recorded under capital leases (see Note 5). All capital leases expired during fiscal year 1999.

5. COMMITMENTS AND CONTINGENCIES

   Employment Contracts - The Company has entered into employment contracts with three of its employees, including one officer, which expire on various dates through December 2000 and provide for certain expense allowances.

   Future minimum base salaries, by year and in the aggregate, consist of the following as of June 30, 1999:

     Years Ending
       June 30,
        2000                                                  $445,000
        2001                                                   360,000
        2002                                                   120,000
                                                              --------

                                                              $925,000
                                                              ========

   Certain of the employment contracts provide for commissions based on net revenues. Commissions under employment contracts for the years ended June 30, 1999, 1998 and 1997, amounted to $42,632, $53,086 and $41,633, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

   Operating Leases - The Company leases its facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2002.

   The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets.

   Future minimum lease payments as of June 30, 1999, due through May 31, 2002 under such leases, are as follows:

     Operating                                   Lease      Rent       Deferred
      Leases                                   Payments    Expense       Rent
       2000                                    $144,698    $140,031    $  4,667
       2001                                     144,698     140,031       4,667
       2002                                     132,642     136,534       3,892
                                               --------    --------    --------

                                               $422,038    $416,596    $ 13,226
                                               ========    ========    ========

   Rent expense under operating lease agreements totaled $156,511, $150,516 and $106,474 for the years ended June 30, 1999, 1998 and 1997, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

   Capital Leases - The Company leased certain equipment and computers under capital lease obligations with interest at rates ranging from 20.00% to 27.93% per annum. The leases expired in fiscal year 1999.

   MacMillan/Simon & Schuster Distribution Agreement - On June 1, 1996, the Company entered into a two-year distribution services agreement with SSIDS, which terminated on May 31, 1998. Until February 5, 1999, when the Company signed a new contract with MD, they operated with no formal distribution agreement with these entities. The agreement grants MD exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products, in certain defined markets and territories.

   Pursuant to this agreement, MD made monthly payments to the Company in the amount equal to its gross revenues, as defined, during such month from the Company's products, less a distribution fee and reserve for returns equal to stated percentages of the gross revenues and less certain other items, including out-of-pocket costs associated with inventory maintenance and order fulfillment. The payments were due not later than 75 days after the calendar month in question.

   Consulting Agreement - On October 16, 1995, the Company entered into a one-year binding letter of intent with a consultant whereby for consulting services the Company would pay a minimum $39,000 per year plus royalties up to 3%, as defined, on products as specified. Effective February 1997, the consultant became an employee of the Company. Royalties paid to this consultant in 1998 and 1997 were $48,981 and $37,769, respectively, and are included in cost of sales in the consolidated statement of operations. There were no such royalties in fiscal year 1999.

   Development Contracts - Periodically, the Company enters into certain agreements with software developers whereby for specified development services the Company will pay a fixed fee and/or a percentage of sales of the product developed. For the years ended June 30, 1999, 1998 and 1997, the Company paid a total of $342,651, $408,016 and $403,036, respectively, under such agreements that are included in research and development expenses in the consolidated statements of operations.

   Litigation - On December 13, 1996, the Company filed suit in Superior Court for the County of Los Angeles, California, against its former distributor, Acclaim Distribution, Inc. On January 7, 1998, the Company and Acclaim settled the lawsuit for the payment of $1,500,000 by Acclaim without any admission of liability. The Company netted approximately $1,000,000 after payment for legal, accounting and other costs associated with the lawsuit, which is included in other income for the year ended June 30, 1998.

   On April 24, 1998, the Company entered into a settlement agreement with ASSI, Inc., NCD, Inc.; The Boston Group L.P.; Vincent J. Bitetti; Ulrich E. Gottschling; Mark A. James; and Robert G. Kalik. Pursuant to the Settlement Agreement, the Company has settled with prejudice two legal proceedings that were pending against it, its Chairman and Chief Executive Officer Vincent J. Bitetti, and its former President and Chief Operating Officer Ulrich E. Gottschling, in Los Angeles Superior Court, which related to an attempted expansion of the Company's Board of Directors and the election of four persons to fill expansion seats. In connection with the settlement, the Company (a) exchanged 1,100,000 shares of its common stock for the remaining 4,816,657 common stock purchase warrants held by ASSI, Inc.; (b) amended and restated its bylaws to provide for a seven-member Board of Directors; (c) appointed Wayne Rogers, John Wholihan, Samuel Poole and Richard Azevedo to fill vacancies on the Board of Directors; and (d) entered into new employment agreements with Mr. Bitetti and Mr. Gottschling. The fair market value of the common stock equaled the fair market value of the warrants at the settlement date.

   Pursuant to the settlement agreement, ASSI, Inc., NCD, Inc., Louis Habash and the Company also entered into a lock-up agreement. Such agreement provides that during the year ended May 31, 1999, ASSI, Inc., NCD, Inc., and Louis Habash (who is the beneficial owner of all of the voting securities of ASSI, Inc. and NCD, Inc.) may not sell shares of the Company's common stock beneficially owned by them in an aggregate amount in excess of an amount determined by a formula, which equates to the product of approximately 94,620 shares times the number of full months, commencing with the month of May 1998, which have elapsed since the settlement.

   Certain aspects of the settlement were submitted to the stockholders for their approval at the annual stockholder meeting held on June 30, 1998. The stockholders voted to approve those aspects of the settlement.

   On April 26, 1999 a former employee initiated a lawsuit claiming breach of employment contract. The former employee claims a guaranteed bonus and related penalties of $91,250 should be payable to him. The Company has accrued for management's estimate of the settlement amount. The related accrual is included in accounts payable and accrued expenses.

6. COMMON STOCK

   Initial Public Offering (IPO) - On July 1, 1996, the Company issued 2,400,000 shares of common stock at $4.00 per share and 1,200,000 redeemable warrants at $.25 per warrant. Net proceeds totaled $7,372,980, net of offering costs of $2,208,625, related to the common stock, and $295,160 related to the redeemable warrants. On August 14, 1996, the underwriters exercised a portion of their "over-allotment" option, pursuant to the underwriting agreement, which resulted in the Company's issuing an additional 160,000 shares of common stock at $4.00 per share and 171,775 redeemable warrants at $.25 per warrant. Net proceeds totaled $594,161, net of offering costs of $88,783, related to the common stock, and $42,251 related to the redeemable warrants.

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

   On July 7, 1996, in connection with the IPO, the Company issued 2,016,657 redeemable warrants in connection with the conversion of the note payable to a related party of $500,000, plus accrued interest of $4,164.

7. STOCK OPTIONS

   The 1992 Stock Option Plan - The Company adopted the 1992 Stock Option Plan (the "1992 Plan") in May 1992, authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors of the Company.

   Any shares that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award. On September 22, 1995, the Board of Directors resolved that no additional grants shall be issued under the 1992 Plan.

   For the years ended June 30, 1998 and 1997, an aggregate of $323,351 and $333,029, respectively, was charged to operating expenses for the options vested during those years. No compensation expense was charged to operating expenses for the year ended June 30, 1999 because all options were vested at June 30, 1998.

   Effective, December 8, 1997, the Compensation Committee of the Board of Directors approved the repricing of 200,000 options issued under the 1992 Plan to an officer of the Company to the then fair market value of $1.1875 per share.

   The 1995 Stock Option Plan - Pursuant to the Company's restated 1995 stock option plan (the "1995 Plan"), the Company may grant up to 1,000,000 options for shares of the Company's common stock.

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

   The following table summarizes option transactions during the three years ended June 30, 1999 under both of the aforementioned plans:

                                                                     Weighted-
                                                                      Average
                                                      Number           Price
                                                    of Shares         per Share

Balance, June 30, 1996                                675,234          $1.26
  Granted                                             405,857          $4.04
  Exercised                                           (41,275)         $0.06
  Canceled                                            (20,952)         $2.35
                                                    ---------          -----

Balance, June 30, 1997                              1,018,864          $2.32
  Granted                                             771,099          $1.75
  Exercised                                          (140,875)         $0.06
  Canceled                                           (593,193)         $3.91
                                                    ---------          -----

Balance, June 30, 1998                              1,055,895          $1.34
  Granted                                              60,000          $0.72
  Exercised                                          (219,428)         $0.06
  Canceled                                           (231,248)         $1.48
                                                    ---------          -----

Balance, June 30, 1999                                665,219          $1.66
                                                    =========          =====

   The following summarizes pricing and term information for options outstanding as of June 30, 1999:

                                     Options Outstanding                    Options Exercisable
                          ------------------------------------------      ----------------------
                                              Weighted-
                                Number         Average      Weighted-                  Weighted-
      Range of                Outstanding     Remaining      Average      Exercisable   Average
      Exercise                at June 30,    Contractual    Exercise      at June 30,   Exercise
       Prices                    1999           Life          Price          1999        Price
  $0.06                         64,871             5         $0.06          64,871       $0.06
  $0.625 -.$1.1875             329,349           6.3         $1.10         294,349       $1.14
  $1.31-$1.97                   68,833           8.6         $1.50          52,167       $1.35
  $2.0625- $2.75               142,166           8.8         $2.38          87,750       $2.32
  $4.5625-$5.00                 60,000           8.5         $4.93          60,000       $4.93
                               -------                                     -------

                               665,219           7.1         $1.66         559,137       $1.63
                               =======                                     =======

   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1999, 1998 and 1997 pursuant to SFAS No. 123 was approximately $33,140, $538,027 and $685,182, respectively. Had the Company adopted SFAS No. 123, pro forma net income (loss) would have been ($4,291,717), $195,398 and ($3,353,702), and pro forma basic net income
   (loss) per share would have been $(0.74), $0.04 and

   $(0.77) for 1999, 1998 and 1997, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, volatility of 111%, a risk-free interest rate of 5.81%, and expected option lives of four years.

8. INCOME TAXES

   The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 comprises minimum state taxes only.

   A reconciliation of the provision for income taxes with the expected income tax (benefit) provision computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                                           1999           1998          1997
     Income tax (benefit) computed at federal
       statutory tax rate                              $(1,392,174)    $ 175,700     $(933,422)
     State and local taxes                                   1,600         1,600         1,600
     Expenses not deductible for income
       tax purposes                                         30,270         7,603         8,817
     Other                                                (268,977)        9,362        77,846
     Change in the valuation allowance                   1,630,881      (192,665)      846,759
                                                       -----------     ---------     ---------

                                                       $     1,600     $   1,600     $   1,600
                                                       ===========     =========     =========

   The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets as of June 30, 1999, 1998 and 1997 are as follows:

                                                     1999            1998            1997
     Reserves and accrued liabilities            $   118,856     $    79,027     $    77,506
     Net operating loss carryforwards              4,609,760       3,018,708       3,212,884
     Valuation allowance                          (4,728,616)     (3,097,735)     (3,290,390)
                                                 -----------     -----------     -----------

                                                 $         -     $         -     $         -
                                                 ===========     ===========     ===========

   At June 30, 1999, the Company had federal and state net operating loss carryforwards of approximately $12,000,000 and $6,000,000, respectively, available to offset future taxable federal and state income, respectively. The federal and state carryforwards expire in varying amounts through 2019 and 2004, respectively.

   Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during fiscal 1997, as a result of the IPO, caused the limitation of the Company's net operating loss carryforwards. Approximately 67% ($8,200,000) of the net operating loss carryforward is subject to limitation.

9.  RELATED-PARTY TRANSACTIONS

    A related party performed legal services on behalf of the Company. The Company incurred approximately $250,000 and $44,576 for the years ended June 30, 1998 and 1997, respectively, which is included in general and administrative expenses. No such expenses were incurred for fiscal year 1999.

10. LINE OF CREDIT

    In September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services. The factoring agreement provides for borrowings of up to $1,500,000 of the Company's qualified accounts receivable balance, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. At June 30, 1999, $331,043 was outstanding under the line of credit, included in short-term borrowings in the consolidated balance sheet.

11. STOCK DE-LISTING

    As of September 10, 1999 the Company's shares have been delisted from the Nasdaq Stock Market. The Company's common stock is expected to be eligible for trading on the over the counter (OTC) Bulletin Board.

                                     ******