Form 10QSB
period 1999-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 1999-11-22
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

 XXX     Quarterly report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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

Yes ___XXX____  No ___________

         The number of shares outstanding of the issuer's common stock as of November 12, 1999 was 5,887,370.

         Transitional Small Business Disclosure Format (check one):

                           Yes _________ No ___XXX___

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1999 AND 1998

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 1999                   3

Condensed Consolidated Statements of Operations - Three month
  periods ended September 30, 1999 and 1998                                 4

Condensed Consolidated Statements of Cash Flows - Three month
  periods ended September 30, 1999 and 1998                                 5

Notes to the Condensed Consolidated Financial Statements                    6

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       7

Outlook                                                                     9

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 11

ITEM 5.  Other Information                                                 11

ITEM 6.  Exhibits and Reports on Form 8-K                                  11

Signature Page                                                             12


                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999

                                    ASSETS

Current Assets:
         Cash and cash equivalents                               $      267,500
         Accounts receivable - net                                      958,571
         Inventory - net                                                468,332
         Prepaid royalties                                            1,394,042
         Prepaid expenses and other                                     272,791
                                                                    -----------

         Total current assets                                         3,361,236

Property and equipment - net                                            218,122

Other Assets                                                             13,229
                                                                    -----------

TOTAL ASSETS                                                     $    3,592,587
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                   $    1,973,434
         Accrued royalties                                            1,567,483
         Current portion of capital lease obligations                     3,689
         Short term borrowings                                          521,000
         Deferred revenue                                                 2,311
                                                                    -----------

         Total current liabilities                                    4,067,917

Long Term Liabilities
         Capital lease - long term                                        7,674
         Deferred revenue - long term                                 1,832,500
                                                                    -----------

Total Liabilities                                                     5,908,091

Stockholder's Equity:
         Common stock - $.001 par value, 20,000,000 shares
         authorized, 5,887,370 shares issued and outstanding              5,879
         Warrants                                                       559,928
         Additional paid-in capital                                  14,313,642
         Accumulated deficit                                        (17,194,953)
                                                                    -----------

         Total stockholders' equity                                  (2,315,504)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     3,592,587
                                                                    ===========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                                                                          1998                   1999
                                                                          ----                   ----
Net revenues                                                         $ 1,294,313             $ 1,297,332
Cost of sales                                                            737,497                 562,118
                                                                     -----------             -----------

Gross profit                                                             556,816                 735,214
                                                                     -----------             -----------

Operating costs and expenses:

  Marketing and sales                                                    279,634                 766,961
  Other general and administrative                                       394,084                 346,735
  Research and development                                               329,605                 420,129
                                                                     -----------             -----------
Total operating costs and expenses                                     1,003,323               1,533,825

Operating loss                                                          (446,507)               (798,611)

Other income (expense)                                                   (15,143)                  4,030
                                                                     -----------             -----------

Loss before provision for income taxes                                  (461,650)               (794,581)

Provision for income taxes                                                   800                     800
                                                                     -----------             -----------

Net loss                                                             $  (462,450)            $  (795,381)
                                                                     ===========             ===========
Net loss per common share                                            $     (0.08)            $     (0.14)
                                                                     ===========             ===========

Weighted average number of common
  shares outstanding                                                   5,885,406               5,672,904
                                                                     ===========             ===========



See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                                                                            1999                    1998
                                                                            ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (462,450)           $   (795,381)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                         38,625                  43,256
    Changes in operating assets and liabilities:
      Accounts receivable                                               (383,050)              1,361,012
      Inventories                                                       (138,964)                (21,894)
      Prepaid royalties                                                 (150,152)                 77,479
      Prepaid expenses and other                                         (10,505)                 61,777
      Accounts payable and accrued expenses                              (32,872)               (933,468)
      Accrued interest                                                      (750)                      0
      Accrued royalties                                                 (183,118)               (298,509)
      Capital leases                                                      12,074                       0
      Deferred revenue                                                   520,895                 (28,890)
                                                                    ------------            ------------

Net cash used by operating activities                                   (790,267)               (534,618)
                                                                    ------------            ------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (11,473)                 (4,560)
  Other Assets                                                             3,533                       0
                                                                    ------------            ------------

Net cash used from investing activities                                   (7,940)                 (4,560)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                  10,775                   2,095
  Payments on capital lease obligations                                     (711)                 (1,190)
  Short terms advances                                                   198,500                       0
                                                                    ------------            ------------

Net cash provided by (used in) financing activities                      208,564                     905
                                                                    ------------            ------------

Net change in cash and cash equivalents                                 (589,643)               (538,273)
Cash and cash equivalents, beginning of period                           857,143                 693,741
                                                                    ------------            ------------

Cash and cash equivalents, end of period                            $    267,500            $    155,468
                                                                    ============            ============


Supplement disclosure of cash flow information -

  Cash paid during the period for:
    Interest                                                        $      9,273            $      1,963
                                                                    ============            ============
    Income taxes                                                    $          0            $          0
                                                                    ============            ============


See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

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

Note B - Accounts Receivable
----------------------------

As of September 30, 1999, $746,558 or 73.7 percent of the net accounts receivable balance is due from Macmillan Digital Publishing ("MDP"). Pursuant to a new sales and distribution agreement between the Company and MDP, MDP continues to provide sales, distribution, warehousing and order fulfillment services for all of the Company's products throughout North America. The new distribution agreement which was entered into on February 5, 1999 and expires on January 31, 2001 grants MDP the exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products, in certain defined markets and territories. The agreement also includes a nonexclusive provision for specified channels.

Note C - Cash and Cash Equivalents
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Note D - Determination of Earnings Per Share Computation
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings per Share" ("EPS"). During the three-month periods ended September 30, 1999 and 1998, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Net Sales. Net sales decreased by 0.2 percent from $1,297,332 for the three months ended September 30, 1998 to $1,294,313 for the three months ended September 30, 1999. While total unit sales for the three months ended September 30, 1999 exceeded 124,000 units sold as compared to approximately 93,000 units sold for the same period ended September 20, 1998, the erosion of the wholesale prices due to increased industry consolidation and competition from the year before resulted in relatively the same net sales figure for the two comparable three month periods.

Cost of Sales. Cost of sales as a percentage of net sales increased to 57.0 percent from 43.3 percent during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase is attributable to changes in product mix and to the decrease in the wholesale price of products sold as compared to product sales for the prior fiscal year.

Marketing and Sales. Marketing and sales expenses decreased by 63.5 percent from $766,961 for the three months ended September 30, 1998 to $279,634 for the three months ended September 30, 1999, and decreased as a percentage of sales from
59.1 percent to 21.6 percent, respectively. The decrease is principally related to the signing of a master distribution agreement providing MDP a more active role in the selling and distribution of the Company's licensed products. This new distribution agreement between the Company and MDP, which was entered into on February 5, 1999 and expires on January 31, 2001, grants MDP the exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products in certain defined markets and territories. The agreement also includes a nonexclusive provision for specified channels. Consequently, the Company has streamlined its internal sales department to take advantage of the enhanced agreement with MDP and to reduce operating expenses.

Research and development. Research and Development costs decreased by 21.7 percent from $420,129 during the three months ended September 30, 1998 to $329,084 for the three months ended September 30, 1999, and decreased as a percentage of sales from 32.4 percent to 25.4 percent, respectively. The decrease in costs is primarily attributable to the reduction of new products in production as compared to that of the prior comparable period.

General and Administrative. General and administrative expenses increased by
13.7 percent from $346,735 during the three months ended September 30, 1998 to $394,084 for the three months ended September 30, 1999, and increased as a percentage of sales from 26.7 percent to 30.5 percent, respectively. This increase in general and administrative expenses is primarily related to expenditures related to increased payroll and support staff requirements, auditing and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had negative working capital of $706,681 in comparison to a negative working capital of $823,364 at June 30, 1999. Cash and cash equivalents decreased $589.643 as a result of the Company necessity to fund current operations, reduce accounts payable and the loss incurred during the three month period ended September 30, 1999. The decrease in cash and cash equivalents was offset by $530,000 being received from TDK representing non-refundable contract guarantees from TDK Recording Media Europe ("TDK") as per the Company's international republishing and distribution agreement with TDK. These royalty advances for various future product title sales have been recorded as deferred revenue. Once each title is produced, localized for the foreign market and delivered to TDK for international distribution, these monies will be recorded as product revenue.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of September 30, 1999, the Company had outstanding borrowings under the agreement totaling $521,000 plus $8,834 of accrued interest with a remaining availability under the agreement of $979,000.


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

         Contingency Plans - The Company presently believes that's its most likely worst-case year 2000 scenario would relate to the possible failure of third party systems over which the Company has no control and for which the Company has no ready substitute, such as, but not limited to, power and communications services. As a starting point for developing specific year 2000 contingency plans, the emphasis of identifying and locating alternate sources of supply, method of distribution and ways of processing information has already begun. Prior to December 31, 1999, the Company intends to make necessary preparations to execute the contingency plans, if needed. However, there can be no assurance that the Company will be able to complete its contingency preparations on a timely basis.


OUTLOOK

The statements contained in this report on Form 10-QSB which are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding the Company's sales and future revenues, statements regarding future research and development costs and products, and statements regarding the future flexibility of the Company's cash reserves. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Please consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and 10-KSB and Annual Reports to Stockholders.

The Company does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Consumer Preferences. Consumers ultimately determine the success of consumer software products. Not every product will obtain consumer acceptance and have sell through rates sufficient to recover manufacturing, development and marketing costs associated with the product. If consumer acceptance is not achieved, the Company may be required to write-off capitalized development costs and guaranteed royalty payments and may be required to destroy excess inventory. The Company records a reserve for product returns based upon its prior experience in the consumer software market and on current market conditions, including sell-through information obtained from retailers. There can be no assurance that future actual returns will not exceed the reserved amounts as of September 30, 1999.

Competition. The market for the Company's consumer software products is intensely and increasing competitive. Existing consumer software companies have broadened their product lines to compete with the Company's products, and potential new competitors have entered and increased their focus on the consumer software market, resulting in even greater competition for the Company. Many of the companies with which the Company currently competes have greater financial, technical, marketing and sales resources, as well as greater name recognition and better access to consumers, than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the consumer software market may cause prices to continue to fall, which may materially adversely affect the Company's business, operating results and financial condition.

Dependence on Retailers. The Company's retail customers include computer stores, office supply stores, warehouse clubs, consumer electronic stores, bookstores, video stores and alternative channels. The Company's customers are not contractually required to make future purchases of the Company's products and therefore may discontinue carrying the Company's products in favor of competitors' products or for any other reason. Due to increased competition for limited shelf space, retailers are increasingly in a better position to negotiate favorable purchase terms, including price discounts, co-operative marketing costs and product return policies. There can be no assurance that the Company will be able to increase or sustain its current retail shelf space or promotional resources.

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


ITEM 5.  OTHER INFORMATION

The Company has entered into a Succession Agreement with Vincent J. Bitetti dated as of November 12, 1999, whereby Mr. Bitetti submitted his resignation as Chairman of the Board of the Company effective as of November 12, 1999, and agreed to resign as Chief Executive Officer of the Company on the earlier of (i) December 31, 2000 and (ii) the date of the appointment of a new Chief Executive Officer. The Succession Agreement further provides that upon his resignation as Chief Executive Officer, prior to December 31, 2000, Mr. Bitetti will be appointed as Chairman of the Company to serve until December 31, 2000. The Succession Agreement terminated the Bitetti Employment Agreement, the term of which otherwise would have expired on December 31, 2000. Pursuant to the Succession Agreement, Mr. Bitetti will remain entitled to receive substantially the same compensation and benefits to which he would have been entitled under his prior employment agreement until December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

    10.1 Succession Agreement, dated November 12, 1999 between Vincent J. Bitetti and Registrant, filed herewith

    27                              Financial Data Schedule, filed herewith

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                        Date:  November 19, 1999
   ----------------------                               -----------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Jeffrey Court                             Date:  November 19, 1999
    ----------------                                    -----------------
Jeffrey Court
Vice President of Finance and,
Acting Chief Financial Officer