Form 10QSB
period 1999-12-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 2000-02-22
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  December 31, 1999
                                -----------------

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

Yes __XXX__   No ___________

     The number of shares outstanding of the issuer's common stock as of February 18, 2000 was 5,887,370
                       ---------

     Transitional Small Business Disclosure Format (check one):

                          Yes _________  No ___XXX____

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                           DECEMBER 31, 1999 AND 1998

                                     INDEX

                                                                               Page No.
                                                                               -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - December 31, 1999                           3

Condensed Consolidated Statements of Operations -
  Three month periods ended December 31, 1999 and 1998,                            4
  Six month periods ended December 31, 1999 and 1998                               5

Condensed Consolidated Statements of Cash Flows -
  Six month periods ended December 31, 1999 and 1998                               6

Notes to the Condensed Consolidated Financial Statements                           7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     8

Outlook                                                                           11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                        13

ITEM 2.  Changes in Securities                                                    13

ITEM 3.  Defaults upon Senior Securities                                          13

ITEM 4.  Annual Meeting - Submission of Matters to a Vote of Security Holders     13

ITEM 5.  Other Information                                                        13

ITEM 6.  Exhibits and Reports on Form 8-K                                         14

Signature Page                                                                    14

Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

ASSETS

Current Assets:
     Cash and cash equivalents                           $     11,546
     Accounts receivable - net                                410,822
     Inventory - net                                          406,105
     Prepaid royalties                                      1,385,106
     Prepaid expenses and other                               411,626
                                                         ------------

     Total current assets                                   2,625,205
                                                         ------------

Property and equipment - net                                  193,210

Other Assets                                                   13,229
                                                         ------------

TOTAL ASSETS                                             $  2,831,644
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses               $  2,371,964
     Accrued royalties                                      1,511,989
     Capital lease obligations                                  4,025
     Deferred revenue                                          19,307
     Short term borrowings                                    306,100
                                                         ------------

Total current liabilities                                   4,213,385
                                                         ------------

Long Term Liabilities
     Capital Lease - long term                                  5,998
     Deferred revenue - long term                           2,140,000

Stockholders' (Deficit) Equity:
     Common stock - $.001 par value, 20,000,000
        shares authorized, 5,887,370 shares issued
        and outstanding                                         5,888
     Warrants                                                 559,928
     Additional paid-in capital                            14,314,186
     Accumulated deficit                                  (18,407,741)
                                                         ------------

Total stockholders' equity                                 (3,527,739)
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,831,644
                                                         ============

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                            1999          1998
                                                            ----          ----
Net revenues                                         $   353,454    $1,692,483
Cost of sales                                            523,623       734,262
                                                     -----------    ----------

Gross profit                                            (170,169)      958,221
                                                     -----------    ----------

Operating costs and expenses:

  Marketing and sales                                    352,653       660,740
  Other general and administrative                       402,305       601,159
  Research and development                               249,788       416,183
                                                     -----------    ----------
Total operating costs and expenses                     1,004,746     1,678,082

Operating (loss) income                               (1,174,915)     (719,861)

Other income (expense)                                   (37,874)      (38,242)
                                                     -----------    ----------

(Loss) income before provision for income taxes       (1,212,789)     (758,103)

Provision for income taxes                                     0         2,400
                                                     -----------    ----------

Net (loss) income                                    $(1,212,789)   $ (760,503)
                                                     ===========    ==========
Basic (loss) income per share                        $     (0.21)   $    (0.13)
                                                     ===========    ==========
Diluted (loss) income per share                      $     (0.21)   $    (0.13)
                                                     ===========    ==========

Weighted average number of common
  shares outstanding - Basic                           5,887,370     5,859,780
                                                     ===========    ==========
Weighted average number of common
  shares outstanding - Diluted                         5,887,370     5,859,780
                                                     ===========    ==========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                            1999           1998
                                                            ----           ----
Net revenues                                         $ 1,647,767    $ 2,989,815
Cost of sales                                          1,261,120      1,296,380
                                                     -----------    -----------

Gross profit                                             386,647      1,693,435
                                                     -----------    -----------

Operating costs and expenses:

  Marketing and sales                                    632,286      1,427,701
  Other general and administrative                       796,390        947,095
  Research and development                               579,393        836,311
                                                     -----------    -----------
Total operating costs and expenses                     2,008,069      3,211,107

Operating (loss) income                               (1,621,422)    (1,517,672)

Other income (expense)                                   (53,017)       (35,012)
                                                     -----------    -----------

(Loss) income before provision for income taxes       (1,674,439)    (1,552,684)

Provision for income taxes                                   800          3,200
                                                     -----------    -----------

Net (loss) income                                    $(1,675,239)   $(1,555,884)
                                                     ===========    ===========
Basic (loss) income per share                        $     (0.29)   $     (0.27)
                                                     ===========    ===========
Diluted (loss) income per share                      $     (0.29)   $     (0.27)
                                                     ===========    ===========

Weighted average number of common
  shares outstanding - Basic                           5,886,388      5,766,342
                                                     ===========    ===========

Weighted average number of common
  shares outstanding - Diluted                         5,886,388      5,766,342
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999           1998
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $(1,675,239)   $(1,555,884)
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
      Depreciation and amortization                              66,871         88,817
      Allowance for sales returns                                     0        410,478
      Allowance for bad debt reserves                                 0              0
Changes in operating assets and liabilities:
      Accounts receivable                                       164,699        965,904
      Inventories                                               (76,737)      (168,395)
      Prepaid royalties                                        (141,216)      (112,266)
      Prepaid expenses and other                               (145,807)        13,514
      Accounts payable and accrued expenses                     386,983       (928,619)
      Accrued royalties                                        (238,612)       292,169
      Deferred revenues                                         845,391         26,892
                                                            -----------    -----------

Net cash used by operating activities                          (813,667)      (967,390)
                                                            -----------    -----------

Cash flows from investing activities-
  Purchases of property and equipment                           (14,807)       (10,502)
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         11,328          5,123
  Payments on capital lease obligations                          (2,051)        (1,663)
  Net borrowings under Line of Credit                           (26,400)       484,462
                                                            -----------    -----------

Net cash provided by (used in) financing activities             (17,123)       487,922

Net change in cash and cash equivalents                        (845,597)      (489,970)
Cash and cash equivalents, beginning of period                  857,143        693,741
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $    11,546    $   203,771
                                                            ===========    ===========

Supplemental disclosure of cash flow information -

  Cash paid during the period for:

      Interest                                              $    32,911    $    28,441
                                                            ===========    ===========
      Income taxes                                          $       800    $     3,200
                                                            ===========    ===========

See notes to condensed consolidated financial statements

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998


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

Note B - Accounts Receivable
----------------------------

As of December 31, 1999, $360,134.71 of the accounts receivable balance is due from Macmillan Digital Publishing (MDP). Pursuant to the sales and distribution agreement between the Company and MDP, MDP has provided sales, distribution, warehousing and order fulfillment services for all of the Company's products throughout North America since February 1999. The distribution agreement between the Company and MDP has been terminated and expires on May 1, 2000.

Note C - Cash and Cash Equivalents
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Note D - Determination of Earnings Per Share Computation
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings per Share" ("EPS"). During the three-month periods ended December 31, 1999 and 1998, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

Net Sales. Net sales decreased by 79.1 percent from $1,692,483 for the three months ended December 31, 1998 to $353,454 for the three months ended December 31, 1999. This decrease is primarily attributable to: (i) Substantial sales returns of our unsuccessful titles released earlier in the year (i.e., Babe: Pig in the City(TM) and The King and I(TM)); (ii) disappointing sales of recent title releases within the quarter ended December 31, 1999 (i.e., Berenstein Bears product titles and Star Trek: Trivia Challenge), which translated to lower than expected software revenue for the Company; (iii) the internal restructuring of the Company's exclusive North American distributor MDP; and (iv) the Company's decision to shift the majority of future product development and sales to console based video games (ie: Sony and Nintendo) to facilitate our new business plan. In addition, net sales for the three months ended December 31, 1999 did not include significant foreign revenues, whereas $860,000 in foreign revenues was recognized in the comparable three month period ended December 31, 1998.

Cost of Sales. Cost of sales decreased by 28.7 per cent from $734,262 for the three months ended December 31, 1998 to $523,623 for the three months ended December 31, 1998. However, cost of sales as a percentage of sales increased from 43.4 percent to 148.1 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to substantial price protection allowances given to wholesalers to persuade retailers to keep our products and titles on their shelves. Despite these allowances, the Company continued to experience large sales returns of older product that further eroded gross margin figures.

Marketing and Sales. Marketing and sales expenses decreased by 46.6 percent from $660,740 for the three months ended December 31, 1998 to $352,653 for the three months ended December 31, 1999. However, as a result of the Company's substantial decrease in total revenue, marketing and sales expenses as a percentage of sales, increased from 39.0 percent to 99.8 percent, respectively. The dollar decrease in marketing and sales expenses is primarily due to the Company's reduction of in-house sales personnel and the transition following the signing of the master distribution agreement providing MDP a more active role in the selling and distribution of the Company's licensed products. This distribution agreement between the Company and MDP, which was entered into on February 5, 1999, has been terminated effective May 1, 2000. The Company is in the process of implementing a new sales and distribution model which will facilitate the sales and marketing of its video game products as well as a limited number of PC based titles. MDP could not provide these expanded sales and marketing functions for the Company as it has no experience in the video game console software marketplace.

Research and Development. Research and development costs decreased 40.0 percent from $416,183 during the three months ended December 31, 1998 to $249,788 for the three months ended December 31, 1998. However, research and development costs increased as a percentage of sales from 24.6 percent to 70.7 percent, respectively. The decrease in costs is primarily attributable to (i) the abandonment and elimination of payroll within research and development related to the production of non-family oriented product titles and (ii) the reduction of new product development costs as compared to that of the prior comparable period.

General and Administrative. General and Administrative expenses decreased by
33.1 per cent from $601,159 during the three months ended December 31, 1998 to $402,305 for the three months ended December 31, 1999. However, as a result of the Company's substantial decrease in total revenue, general and administrative expenses increased as a percentage of sales from 35.6 percent to 113.8 percent, respectively. The dollar amount decrease in general and administrative expenses for the period ended December 31, 1999 as compared to December 31, 1998 is primarily related to the reduction in payroll cost between the respective periods and to the distribution of bonuses incurred only within the period ended December 31, 1998.


Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998

Net Sales. Net sales decreased by 44.9 percent from $2,989,815 for the six months ended December 31, 1998 to $1,647,767 for the six months ended December 31, 1998. This decrease is primarily attributable to: (i) disappointing sales of recent title releases within the quarter ended December 31, 1999 (i.e.,Berenstein Bears product titles and Star Trek: Trivia Challenge), which translated to lower than expected software revenue for the Company; (ii) The internal restructuring of the Company's exclusive North American distributor MDP; and (iii) the Company's decision to shift the majority of future product development and sales to console based video games (i.e.,: Sony and Nintendo) to facilitate our new business plan. In addition, net sales for the six months ended December 31, 1999 did not include significant foreign revenues, whereas $860,000 was recognized in the comparable six month period ended December 31, 1998.

Cost of Sales. Cost of sales decreased by 2.7 percent from $1,296,380 for the six months ended December 31, 1998 to $1,261,120 for the six months ended December 31, 1999. However, cost of sales as a percentage of sales increased from 43.3 percent to 76.5 percent during these respective periods. The increase in cost of sales as a percentage of revenues is primarily due to (i) lowering of wholesale prices of product titles and (ii) substantial price protection allowances given to wholesalers to persuade retailers to keep our products and titles on their product shelves. Despite these allowances, the Company experienced large sales returns of older products for the six month period that further eroded gross margin figures.

Marketing and Sales. Marketing and sales expenses decreased by 55.7 percent from $1,427,701 for the six months ended December 31, 1998 to $632,286 for the six months ended December 31, 1999, and increased as a percentage of sales from
47.8 percent to 38.4 percent, respectively. The decrease in marketing and sales expenses is primarily due to the Company's reduction of in-house sales personnel and the transition following the signing of the master distribution agreement providing MDP a more active role in the selling and distribution of the Company's licensed products. This distribution agreement between the Company and MDP, which was entered into on February 5, 1999 has been terminated effective May 1, 2000. The Company is in the process of implementing a new sales and distribution model which will facilitate the sales and marketing of its video game products as well as a limited number of PC based titles. MDP could not provide these expanded sales and marketing functions for the Company as it has no experience in the video game console software marketplace.

Research and Development. Research and development costs decreased 30.7 percent from $836,311 during the six months ended December 31, 1998 to $579,393 for the six months ended December 31, 1999 and however increased as a percentage of sales from 28.0 percent to 35.17 percent, respectively. The decrease in dollar costs is primarily attributable to (i) the abandonment and elimination of payroll within research and development related to the production of non-family oriented product titles and (ii) to the reduction new product development costs as compared to that of the prior comparable period.

General and Administrative. General and administrative expenses decreased 15.9 percent from $947,095 during the six months ended December 31, 1998 to $796,390 for the six months ended December 31, 1999. However, as a result of the Company's substantial decrease in total revenue, general and administrative expenses increased as a percentage of sales from 31.7 percent to 48.3 percent, respectively. The dollar amount decrease in general and administrative expenses for the period ended December 31, 1999 as compared to December 31, 1998 is primarily related to (i) the reduction in payroll cost between the respective periods and (ii) the distribution of bonuses incurred only within the period ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had negative working capital of $1,588,180 in comparison with negative working capital of $823,364 at June 30, 1999, a decrease of $764,816. Cash and cash equivalents decreased by $845,597 directly as a result of the Company's loss incurred during the six month period ended December 31, 1999 and payment of current accounts payables and obligations. Accounts receivable decreased $164,699 due to decreased sales of products to the Company's former North American distributor, its international distributors and due to recording of appropriate allowances for sales returns. However, $837,500 of cash advances had been received within the six month period ended December 31, 1999, per the provisions of the Company's international republishing and distribution agreement with TDK. These TDK advances, recorded as deferred revenues, are utilized primarily to fund product development and are not recognized as revenue until such time as the products are delivered to TDK in Gold Master format.

During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of December 31, 1999, the Company had outstanding borrowings under the agreement aggregating $306,100 plus $12,935 of accrued interest with a remaining availability under the agreement of $1,193,900.

During the six months ended December 31, 1999, current liabilities increased 3.0 percent by $121,813 from $4,091,572 at June 30, 1999 to $4,213,385 at December
31, 1999.

The Company has experienced a significant decrease in sales during the last six month period, as compared to the same period of time in the prior fiscal year. This decrease is principally related to the following factors: (i) the Company's decision to exit the non-family oriented software category and discontinue all teen-and-above games and screen saver utilities; (ii) substantial sales returns of our unsuccessful titles released earlier in the year (i.e., Babe: Pig in the City(TM) and The King and I(TM));, (ii) disappointing sales of recent title releases within the quarter ended December 31, 1999 (i.e., Berenstein Bears product titles and Star Trek: Trivia Challenge), which translated to lower than expected software revenue for the Company; (iii) the internal restructuring of our exclusive North American distributor MDP and (iv) The Company's decision to shift the majority of future product development and sales to console based video games (i.e., Sony and Nintendo) to facilitate our new business plan.

The Company continues to search for new opportunities to obtain family oriented software licenses to develop and sell video game products. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company will require additional financing to fund its growth.

YEAR 2000 DISCLOSURE

The Company was successful in actively addressing the potential impact of the Year 2000 (Y2K) problems by establishing a pro-active approach to ensure that the Company's critical systems operated before, during and after the century date rollover.

The Company had taken steps to increase the awareness of its employees and associated persons with respect to the Y2K problems and what actions would be taken to address such problems. The company formed an internal Y2K team, which included senior management and experienced programmers, which met on a regular basis to carry out the monitor the Company's Y2K project. The cost of the Company's Y2K project totaled less than $10,000. The Company expects this cost to be a one-time event which will not be reflected in future periods.

The Company identified all of its mission-critical systems and completed an inventory of all hardware, software, networks, and other various processing platforms, and also customer and vendor interdependencies. The Company completed an assessment of the systems inventoried to determine their susceptibility to Y2K issues. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried to determine and document if such systems are Y2K compliant. All of the Company's mission critical service providers, vendors and manufactures responded that they were Y2K ready. The Company also completed the testing of its mission-critical systems and made the necessary upgrades to ensure that all mission-critical systems and software were Y2K compliant.

The Company designed its contingency plan to mitigate the risks to its operations or its core business resulting from any failure to successfully complete its Y2K project. The Company updated its contingency plan to include alternatives that could have been used in case there had been any business interruptions.


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

The Company does not provide forecasts of potential future financial performance. While management of the Company is cautiously optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Consumer Preferences. Consumers ultimately determine the success of consumer software products. Not every product will obtain consumer acceptance and have sell through rates sufficient to recover manufacturing, development and marketing costs associated with the product. If consumer acceptance is not achieved, the Company may be required to abandon capitalized development costs and guaranteed royalty payments and may be required to destroy excess inventory. The Company records a reserve for product returns based upon its prior experience in the consumer software market and on current market conditions, including sell-through information obtained from retailers. There can be no assurance that future actual returns will not exceed the reserved amounts at December 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on December 29, 1999 and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names below:

                                         FOR         AGAINST   ABSTAIN
                                         ---------   -------   -------
Richard Azevedo                          5,465,780   6,232     73,853
Vincent J. Bitetti                       5,483,282   6,698     55,885
Mark A. James                            5,465,812   6,200     73,853
Samuel L. Poole                          5,465,812   6,200     73,853
John T. Wholihan                         5,465,812   6,200     73,853

2. A proposal to approve the Sound Source Interactive, Inc. 1999 Director Stock Plan, and the payment of all nonemployee fees for the period ending June 30, 2000 in shares of the Company's common stock, received 5,375,513 votes FOR, 161,152 votes AGAINST with 9,200 abstentions.

ITEM 5.  OTHER INFORMATION

The Company is and has been experiencing decreasing sales in the CD ROM marketplace. The Company is transitioning to a new business plan which includes products for the video game console business. TDK Recording Media Europe has provided the Company with significant capital to produce products for this transition. The Company is seeking to further enhance its relationship with TDK and at the same time seek investment capital in the form of equity sale of securities, merger or sale of the Company and/or its assets. There can be no assurance that the Company will succeed in achieving its business plan.

The Company has entered into a Succession Agreement with Vincent J. Bitetti dated as of November 12, 1999, whereby Mr. Bitetti submitted his resignation as Chairman of the Board of the Company effective as of November 12, 1999, and agreed to resign as Chief Executive Officer of the Company on the earlier of (i) December 31, 2000 and (ii) the date of the appointment of a new Chief Executive Officer. The Succession Agreement further provides that upon his resignation as Chief Executive Officer prior to December 31, 2000, Mr. Bitetti will be appointed as Chairman of the Company to serve until December 31, 2000. The Succession Agreement terminated the Bitetti Employment Agreement, the term of which otherwise would have expired on December 31, 2000. Pursuant to the Succession Agreement, Mr. Bitetti will remain entitled to receive substantially the same compensation and benefits to which he would have been entitled under his prior employment agreement until December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.                 Description of Exhibit
-----------                 ----------------------

 10.2                       Sound Source Interactive, Inc. 1999 Director Stock
                            Plan, filed herewith.

 27                         Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K    On December 2, 1999, the Company filed a Form 8-K
                            report to acknowledge the resignation of its former independent auditors, Deloitte & Touche, L.L.P.



                                  SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the
        Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                         Date   February 18, 2000
   ----------------------                                -----------------
    Vincent J. Bitetti
    Chairman and Chief Executive Officer
    (Principal Executive Officer)


By: /s/Jeffrey Court                              Date:  February 18, 2000
    ----------------                                     -----------------
    Jeffrey Court
    Vice President, Finance
    Acting Chief Financial Officer