Form 10QSB
period 2000-03-31
SOUND SOURCE INTERACTIVE INC /DE/
filed 2000-05-22
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2000
                                --------------

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

     The number of shares outstanding of the issuer's common stock as of May 15, 2000 was 5,909,296
         ---------

     Transitional Small Business Disclosure Format (check one):

                              Yes       No  XXX
                                  -----    -----

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                        FOR THE NINE MONTH PERIODS ENDED
                            MARCH 31, 2000 AND 1999

                                     INDEX

                                                                 Page No.
                                                                 -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet - March 31, 2000               3

Condensed Consolidated Statements of Operations -
  Three month periods ended March 31, 2000 and 1999,                4
  Nine month periods ended March 31, 2000 and 1999                  5

Condensed Consolidated Statements of Cash Flows -
  Nine month periods ended March 31, 2000 and 1999                  6

Notes to the Condensed Consolidated Financial Statements            7

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               8

Outlook                                                            11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                         13

ITEM 2.  Changes in Securities                                     13

ITEM 3.  Defaults upon Senior Securities                           13

ITEM 4.  Submission of Matters to a Vote of Security Holders       13

ITEM 5.  Other Information                                         13

ITEM 6.  Exhibits and Reports on Form 8-K                          14

Signature Page                                                     14

Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                  (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents                    $      9,115
     Accounts receivable - net                         750,131
     Inventory - net                                   444,168
     Prepaid royalties                               1,034,426
     Prepaid expenses and other                        669,847
                                                  ------------

     Total current assets                            2,907,687

Property and equipment - net                           171,185
Other assets                                            13,733
                                                  ------------

TOTAL ASSETS                                      $  3,092,605
                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable and accrued expenses        $  2,362,303
     Accrued royalties                               1,494,254
     Capital lease obligations                           4,025
     Deferred revenues                                 280,100
                                                  ------------

Total current liabilities                            4,140,682
                                                  ------------

Long Term Liabilities
     Capital lease obligations                           4,360
     Deferred revenues                               3,230,000

Stockholders' Deficit:
     Common stock - $.001 par value, 20,000,000
     shares authorized, 5,887,370 shares issued
     and outstanding                                     5,888
     Warrants                                          559,928
     Additional paid-in capital                     14,314,186
     Accumulated deficit                           (19,162,439)
                                                  ------------

Total stockholders' deficit                         (4,282,437)
                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  3,092,605
                                                  ============

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                           2000          1999
                                                           ----          ----
Net revenues                                         $  469,418    $  967,769
Cost of sales                                           551,406       361,457
                                                     ----------    ----------

Gross profit (loss)                                     (81,988)      606,312
                                                     ----------    ----------

Operating costs and expenses:

 Marketing and sales                                     56,683       404,355
 Other general and administrative                       361,572       411,371
 Research and development                               247,390       361,524
                                                     ----------    ----------
Total operating costs and expenses                      665,645     1,177,250

Operating loss                                         (747,633)     (570,938)

Other income (expense)                                   (2,241)      (16,770)
                                                     ----------    ----------
Loss before provision for income taxes                 (749,874)     (587,708)

Provision for income taxes                                4,820             0
                                                     ----------    ----------

Net loss                                             $ (754,694)   $ (587,708)
                                                     ==========    ==========

Basic loss per share                                 $    (0.13)   $    (0.10)
                                                     ==========    ==========
Diluted loss per share                               $    (0.13)   $    (0.10)
                                                     ==========    ==========

Weighted average number of common
 shares outstanding - Basic                           5,887,370     5,869,272
                                                     ==========    ==========

Weighted average number of common
 shares outstanding - Diluted                         5,887,370     5,869,272
                                                     ==========    ==========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                            2000           1999
                                                            ----           ----
Net revenues                                         $ 2,117,184    $ 3,957,584
Cost of sales                                          1,812,527      1,657,837
                                                     -----------    -----------

Gross profit                                             304,657      2,299,747
                                                     -----------    -----------

Operating costs and expenses:

 Marketing and sales                                     688,969      1,832,056
 Other general and administrative                      1,157,963      1,361,666
 Research and development                                826,783      1,197,835
                                                     -----------    -----------
Total operating costs and expenses                     2,673,715      4,391,557

Operating loss                                        (2,369,058)    (2,091,810)

Other income (expense)                                   (55,258)       (48,582)
                                                     -----------    -----------

Loss before provision for income taxes                (2,424,316)    (2,140,392)

Provision for income taxes                                 5,620          3,200
                                                     -----------    -----------

Net loss                                             $(2,429,936)   $(2,143,592)
                                                     ===========    ===========

Basic loss per share                                 $     (0.41)   $     (0.37)
                                                     ===========    ===========
Diluted loss per share                               $     (0.41)   $     (0.37)
                                                     ===========    ===========

Weighted average number of common
 shares outstanding - Basic                            5,886,715      5,800,194
                                                     ===========    ===========

Weighted average number of common
 shares outstanding - Diluted                          5,886,715      5,800,194
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                        2000           1999
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(2,429,936)   $(2,143,592)
Adjustments to reconcile net loss to
  net cash used by operating activities:
      Depreciation and amortization                   94,349        133,540
      Allowance for sales returns                          -        410,478
      Allowance for bad debt reserves                 (6,666)             -

Changes in operating assets and liabilities:
      Accounts receivable                           (167,944)     1,776,773
      Inventories                                   (114,800)      (106,817)
      Prepaid royalties                              209,464        170,419
      Prepaid expenses and other                    (404,532)       (11,302)
      Accounts payable and accrued expenses          375,271       (827,077)
      Accrued royalties                             (256,347)        42,134
      Deferred revenues                            2,196,184        (33,058)
                                                 -----------    -----------

Net cash used by operating activities               (504,957)      (588,502)
                                                 -----------    -----------

Cash flows from investing activities-
  Purchases of property and equipment                (20,260)        (3,824)
                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock              11,327          5,224
  Payments on capital lease obligations               (1,638)        (2,118)
  Net borrowings under Line of Credit               (332,500)       110,640
                                                 -----------    -----------

Net cash provided by (used in) financing
  activities                                        (322,811)       113,746

Net change in cash and cash equivalents             (848,028)      (478,580)
Cash and cash equivalents, beginning of period       857,143        693,741
                                                 -----------    -----------

Cash and cash equivalents, end of period         $     9,115    $   215,161
                                                 ===========    ===========

Supplemental disclosure of cash flow information -

                                                        2000           1999
                                                        ----           ----
Cash paid during the period for:
  Interest                                       $    64,525    $    51,040
                                                 ===========    ===========
  Income taxes                                   $     5,620    $     3,200
                                                 ===========    ===========

See notes to condensed consolidated financial statements

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


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

Note B - Accounts Receivable
----------------------------

The Accounts Receivable balance at March 31, 2000 was $750,131. This balance was primarily due to a receivable of $725,000 from TDK Recording Media Europe S.A., the Company's international republisher and distributor. Effective May 1, 2000, the Company's domestic PC CD ROM distribution agreement with Macmillan Digital Publishing ("MDP") has been terminated. Consequently, the Company's transition from MDP to a Company-direct distribution model, coupled with a seasonal driven product release policy, eliminated new product releases for the quarterly period ended March 31, 2000 and therefore limited the Company's ability to generate adequate sales and related accounts receivable amounts.

Note C - Cash and Cash Equivalents
----------------------------------

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Note D - Determination of Earnings Per Share Computation
--------------------------------------------------------

In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings Per Share" (EPS). In fiscal 1998 the Company adopted the Financial Accounting Standards Board's SFAS No. 128 "Earnings per Share" ("EPS"). During the three month and nine month periods ended March 31, 2000 and 1999, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are antidilutive and are therefore excluded from the computations of EPS.

Note E - Deferred Revenue
-------------------------

On February 28, 2000, the Company had entered into a new distribution Agreement whereby TDK has been granted continual international republishing and distribution rights for five years. In consideration for the grant of rights, TDK agreed to pay a one time signing fee of $1,000,000 upon execution of this agreement. Of this signing fee, $50,000 was taken into revenue within the 3 month period ended March 31, 2000 while the remaining $950,000 signing fee is recorded as deferred revenue as of March 31, 2000 and will be amortized as revenue on a pro rata basis for the remaining 5 year term of the contract.

A balance of $2,530,000 of deferred revenue from TDK remains on the Company's books at March 31, 2000. This amount of deferred revenue represents advance republishing monies received by the Company on negotiated titles still in production. These monies will be recognized as revenue once the development of each title is completed and the republishing gold master copy is delivered to TDK.

Note F - Going Concern
----------------------

The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. However, the Company continues to experience recurring losses from operations as of March 31, 2000, and has not generated sufficient revenue producing activity to sustain its operations. The Company's prior independent auditors had included an explanatory paragraph in their report for the year ended June 30, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

Note G - Net Operating Loss Carry-forwards
------------------------------------------

As of March 31, 2000, the Company has available federal net operating loss ("NOL") carry-forwards that may be applied against future taxable income through 2020. State NOL carry-forward are approximately 50% of federal amounts and expire through 2005. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset. The utilization of NOL's may be subject to limitations imposed by the Internal Revenue Code. Temporary differences other than the NOL are not material. The current tax expense is due to payment of state minimum taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Sales. Net sales decreased by 51.5 percent from $967,769 for the three months ended March 31, 1999 to $469,418 for the three months ended March 31, 2000. This is primarily attributable to the termination of the Company's exclusive PC CD ROM distribution agreement with Macmillan Digital Publishing and the subsequent transition to a direct distribution business model to facilitate the sales of Video Game software. In addition, a general downturn in the PC CD ROM marketplace as well as an absence of new products released during the quarter contributed significantly to the loss for the three month period ending March 31, 2000.

Cost of Sales. Cost of sales increased 52.6 percent from $361,457 for the three months ended March 31, 1999 to $551,406 for the three months ended March 31, 2000. The increase in cost of sales is primarily due to (i) the write-off of $328,577 of prepaid royalties deemed unrecoverable in future periods and (ii) various PC CD ROM product price protection claims and allowances given to customers within the period.

Marketing and Sales.  Marketing and sales expenses significantly decreased by
86.0 percent from $404,355 for the three months ended March 31, 1999 to $56,683 for the three months ended March 31, 2000. This decrease in sales support expenses and marketing costs during the three month period is principally due to the absence of new product title releases as the Company transitions to a new, seasonal driven direct distribution model and the Company's decision to shift the majority of future product development and sales to console based video games (i.e., Sony and Nintendo) to facilitate our new business plan.

Research and Development. Research and development costs decreased by 31.6 percent from $361,524 for the three months ended March 31, 1999 to $247,390 for the three months ended March 31, 2000. However, as a result of the Company's significant decrease in total revenue, research and development expenses as a percentage of sales increased from 37.4 percent to 52.7 percent, respectively. The decrease in dollar costs is primarily associated with (i) the lack of new product title releases during the three month period and (ii) the reduction of new product development costs as compared to that of the prior comparable period. The Company anticipates that future research and development costs will increase as the Company refocuses its development and sales efforts from the PC platform toward the more costly video game console based titles (i.e., Sony Playstation and Nintendo Game Boy). In the event the Company develops and releases such products for these new platforms, there is no assurance that sales of these products may offset any increased research and development costs.

General and Administrative. General and administrative expenses decreased from $411,371 during the three months ended March 31, 1998 to $361,572 for the three months ended March 31, 1999, reflecting a decrease of 12.1 percent for the respective periods. This decrease was primarily due to (i) the reducing payroll and related costs and (ii) stabilizing overhead and administrative costs during the transition period as compared to that of the prior comparable period.

Nine Months Ended March 31, 2000 Compared to the Nine Months Ended March 31,
1999

Net Sales. Net sales decreased by 46.5 percent from $3,957,584 for the nine months ended March 31, 1999 to $2,117,184 for the comparable period ended March 31, 2000. This is primarily attributable to the restructuring of the Company's North American PC CD ROM distributor, Macmillan Digital Publishing, and eventual termination of the exclusive distribution agreement and the subsequent transition to a direct distribution business model to facilitate the sales of Video Game software. In addition, a general downturn in the PC CD ROM marketplace as well as lower than expected sales figures on existing titles and higher returns contributed significantly to the loss for the nine months ending March 31, 2000.

Cost of Sales. Cost of sales increased by 9.3 percent from $1,657,837 for the nine months ended March 31, 1998 to $1,812,527 for the nine months ended March 31, 1999. Cost of sales also increased as a percentage of sales from 41.9 percent to 85.6 percent during these respective periods. The increase in cost of sales is primarily due to (i) the write-off of prepaid royalties determined not to be recoverable in future periods in the amount of $328,577 and (ii) various PC product price protection claims and allowances given to customers within the period.

Marketing and Sales.  Marketing and sales expenses significantly decreased by
62.4 percent from $1,832,056 for the nine months ended March 31, 1999 to $688,969 for the nine months ended March 31, 2000 and also decreased as a percentage of sales from 46.3 percent to 32.5 percent, respectively. This decrease in sales support expenses and marketing costs during the nine month period is principally due to cost cutting measures designed to limit our exposure in the PC CD ROM marketplace and assist the Company as it transitions to a new, seasonal driven direct distribution model with an emphasis on video game titles.

Research and Development. Research and development costs decreased by 31.0 percent from $1,197,835 during the nine months ended March 31, 1999 to $826,783 for the nine months ended March 31, 2000, however increased as a percentage of sales from 30.3 percent to 39.1 percent, respectively. The decrease in dollar costs is primarily associated with (i) the lack of new product title releases during the nine month period and (ii) the reduction of new product development costs as compared to that of the prior comparable period. The Company anticipates that future research and development costs will increase as the Company refocuses its development and sales efforts from the PC CD ROM platform toward the more costly video game console based titles (i.e., Sony Playstation and Nintendo Game Boy). In the event the Company develops and releases such products for these new platforms, there is no assurance that sales of these products may offset any increased research and development costs.

General and Administrative. General and administrative expenses decreased from $1,361,666 during the nine months ended March 31, 1999 to $1,157,963 for the nine months ended March 31, 2000, reflecting a decrease of 15.0 percent for the respective periods. This decrease was primarily due to (i) the reduction of payroll and related costs and (ii) stabilizing overhead and administrative costs during the transition period as compared to that of the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a negative working capital balance of $982,995 in comparison with negative working capital of $823,364 at June 30, 1999, a variance of $159,631. Cash and cash equivalents decreased by $848,028, also as a result of the Company's net loss for the nine months ended March 31, 2000 and reduction of outstanding accounts payable. Accounts receivable increased by $174,610 in comparison at June 30,1999, due primarily to the receivable balance from TDK regarding foreign republishing revenue. However, the Company's transition to a direct distribution model, coupled with the lower than anticipated sales figures of new product releases for the nine month period ended March 31, 2000, directly impacted the Company's cash resources and related accounts receivable amounts.

During the nine months ended March 31, 2000, current liabilities increased by
1.2 percent from $4,091,572 at June 30, 1999 to $4,140,682 at March 31, 2000.

In September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of March 31, 2000, the Company had not utilized the line of credit and the outstanding available borrowings under the agreement remained at $1,500,000. The Company is currently seeking additional banking resources to finance the manufacturing of Sony and Nintendo titles.

The Company has experienced a significant decrease in sales during the last nine month period, as compared to the same period of time in the prior fiscal year. This decrease is principally due to the Company's transition to a new, seasonal driven direct distribution model, the restructuring of its North American distributor and the Company's decision to shift the majority of future product development and sales to console based video games (i.e., Sony and Nintendo) to facilitate our new business plan.

The Company continues to search for new opportunities to obtain interactive software licenses and develop and sell video game products. Additionally, the Company is seeking new and innovative ways to deliver its products to consumers, some of which may require large up-front cash resources. If the Company enters into agreements in such business opportunities in the future, the Company will require additional financing to fund its growth.

Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds from sales of operations and distribution advances will be sufficient to satisfy its contemplated cash requirements through this fiscal year end and the twelve months ending June 30, 2001. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for its services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. Consequently, there can be no assurance that any additional financing will become available to the Company when needed, or at all.

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

The Company does not expect any remaining risk with respect to the year 2000 issue to have a material adverse effect on the Company.

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

The Company does not provide forecasts of potential future financial performance. The Company believes that its new business plan - developed to provide both domestic and international products for the dedicated game console marketplace, has the potential to yield significant revenues. The lead time required to develop video games can be a lengthy process and it will be at least two years before a complete product line is available. The Company plans to introduce its first Sony PlayStation titles during holiday 2000 and already has products in development for holiday 2001. While management of the Company is cautiously optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Consumer Preferences. Consumers ultimately determine the success of consumer software products. Not every product will obtain consumer acceptance and have sell through rates sufficient to recover manufacturing, development and marketing costs associated with the product. If consumer acceptance is not achieved, the Company may be required to abandon capitalized development costs and guaranteed royalty payments and may be required to destroy excess inventory. The Company records a reserve for product returns based upon its prior experience in the consumer software market and on current market conditions, including sell-through information obtained from retailers. There can be no assurance that future actual returns will not exceed the reserved amounts at March 31, 2000.

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

The Company is and has been experiencing decreasing sales in the PC CD ROM marketplace. The Company is transitioning to a new business plan which includes products for the video game console business. TDK has provided the Company with significant capital to produce products for this transition. The Company recently announced the signing of a new, enhanced, exclusive five year distribution agreement with the Company's international distributor and republisher, TDK Recording Media Europe S.A. The Company is also seeking investment capital in the form of equity sale of securities, convertible loan, merger or sale of the Company and/or its assets. There can be no assurance that the Company will succeed in achieving its business plan.

Dependence on Retailers. The Company's retail customers include toy stores, computer stores, office supply stores, warehouse clubs, consumer electronic stores, bookstores, video stores, e-commerce sales and alternative channels. The Company's customers are not contractually required to make future purchases of the Company's products and therefore may discontinue carrying the Company's products in favor of competitors' products for any reason. Due to increased competition for limited shelf space, retailers are increasingly in a better position to negotiate favorable purchase terms, including price discounts, co-operative marketing costs and product return policies. There can be no assurance that the Company will be able to secure and/or retain adequate retail shelf space for its products.

Licensed Properties. There is a risk factor inherent in any venture involving licensed properties. Not every licensed product is guaranteed success; only the consumer can ultimately determine the outcome. Additionally, there is no guarantee that the Company can obtain future licenses of either the quality or the quantity necessary for the Company to reach its goals.

Fluctuations in Operating Results; Seasonality. The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products, the release of new products, consumer purchasing trends related to seasonality, and the timing of the receipt of orders from major customers. The Company's expense levels are based, in part, on its expectations as to future sales. Therefore, operating results could be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations. The Company has recently amended its business plan and strategy and has adopted a seasonally driven approach to product releases which it believes will focus the sales and marketing efforts to provide enhanced sell through and improve customer relations. The video game business is more seasonal that the PC CD ROM business and demand for products peak in the month of December.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its officers and directors have been, and in the future may be, involved in suits and actions incidental to the Company's business. On April 26, 1999, a lawsuit was filed naming the Company as defendant for recovery of certain bonus and salary claims by its former Vice President of Sales. At present, a settlement meeting is set for May 22, 2000. The Company believes that the claims are without merit and intends to defend its position vigorously.

On December 9, 1999, a lawsuit was filed by the Company's former public relations consultant, naming the Company as defendant for payment of an outstanding invoice. The Company has filed a cross-complaint and believes that the claims are without merit and intends to defend its position.


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Company has entered into an amended Succession Agreement with Vincent J. Bitetti, its Chief Executive Officer and Chairman, dated as of April 15, 2000, extending the previously existing Succession Agreement through December 31, 2002. The Board of Directors approved the amended agreement following the successful signing of the new TDK distribution agreement.

The Company also recently announced the engagement of BDO Seidman, LLP as its independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.                 Description of Exhibit
-----------                 ----------------------


   10.1                     Amendment #1 to Succession Agreement,
                            dated April 15, 2000, between
                            Vincent J. Bitetti and Registrant, filed herewith

   10.2                     Exclusive Distribution Agreement,
                            dated February 28, 2000 between
                            TDK Recording Media S.A. and Registrant, filed herewith

   27                       Financial Data Schedule, filed herewith

(b) Reports on Form 8-K     On May 5, 2000, the Company filed a Form 8-K
                            report to acknowledge the engagement of new independent auditors, BDO Seidman, LLP.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOUND SOURCE INTERACTIVE, INC.


By: /s/Vincent J. Bitetti                Date   May 22, 2000
   ----------------------                       ------------
Vincent J. Bitetti
Chairman and Chief Executive Officer
(Principal Executive Officer)


By: /s/Jeffrey Court                     Date:  May 22, 2000
    ----------------                            ------------
Jeffrey Court
Vice President, Finance
Acting Chief Financial Officer