Form 10KSB40
period 2000-06-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 2000-10-13
CIK 907237

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000
                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934
                 For the transition period from __________ to

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

     State Issuer's revenues for its most recent fiscal year:  $2,623,520

     The aggregate market value of the common stock of the Issuer (the "Common Stock") held by nonaffiliates, based on the market price at September 30,2000, was approximately $2,044,804. As of September 30, 2000, there were 10,661,796 shares of the Common Stock outstanding and 6,253,824 redeemable warrants.

     Transitional Small Business Disclosure Format:    Yes  [_]   No  [X]

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Issuer's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 2000 are incorporated by reference into Part lll of this Form 10-KSB.


                                     INDEX

                                   PART I


                                                                             Page No.
ITEM 1.   DESCRIPTION OF BUSINESS..........................................         3
ITEM 2.   PROPERTIES.......................................................        12
ITEM 3.   LEGAL PROCEEDINGS................................................        12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............        12

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED SHAREHOLDER MATTERS....................................        13
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS......................................        15
ITEM 7.   FINANCIAL STATEMENTS.............................................        20
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................        20

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....        21
ITEM 10.  EXECUTIVE COMPENSATION...........................................        24
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...        28
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................        30

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................        30

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

     Some of the facts that could cause uncertainties are:

     - New competitors and intensification of price competition from other manufacturers of consumer software products and/or toy companies and the studio licensors themselves;

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


The Company

     Sound Source Interactive, Inc. and Subsidiaries (the "Company"), which was incorporated in Delaware on March 8, 1990, is engaged primarily in developing, publishing and marketing of interactive computer software and video games primarily based on well recognized intellectual content. The Company produces educational software and entertainment software for the PC CD ROM format and includes the development, marketing and publishing of video games for electronic entertainment platforms other than the PC. PC CD ROM Educational software consists principally of children's educational and entertainment type products including Interactive MovieBooks(TM), Activity Centers and Learning Adventures(TM) (including Math, Kindergarten, Preschool, etc) for children ages two to twelve. The Company expects to ship its first products for platforms other than the PC in the first fiscal quarter of 2001.

     The Company's objective is to be a leading publisher of high quality, competitively priced, Consumer oriented children's and casual gaming software on both the PC and dedicated game console formats such as Sony PlayStation and Nintendo Game Boy. To achieve this objective, the Company intends to (i) focus Primarily on developing products with educational and/or entertainment value which are based on popular movies, television programming, home video franchises, children's literary works and other intellectual characters or brands, and are easy to use and install, (ii) develop a broad line of products, upgrade successful products and develop product line extensions and complementary products, (iii) leverage studio relationships to develop cross-marketing promotional programs, (iv) promote trade name recognition, (v) leverage its licensed content to develop products intended for the dedicated game console market, and (vi) pursue strategic alliances, joint ventures and acquisitions.

     Many of the Company's products are based on the licensed content of major motion picture studios including Twentieth Century Fox Licensing, New Line Cinema, Harvey Entertainment, Warner Bros. Consumer Products, Universal Studios and others. The Company's license agreements for existing products include The Land Before Time(TM), Casper(TM), Lost In Space(TM), An American Tail(TM), The Berenstain Bears(TM), The King and I(TM) and Maisy(TM). The Company is continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties.

     The licensing contracts with the licensors/studios are generally three to five years in duration. The licenses are usually exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. The Company seeks licenses that have strong brand awareness worldwide and franchises that receive studio support.

     In addition to CD-ROM, many of the licenses allow for digital videodisk ("DVD") and dedicated game console formats such as the Sony(TM) PlayStation(TM). Universal's The Land Before Time(TM) franchise will be among the first titles shipped by the Company on the Sony PlayStation format in time for the holiday selling season of calendar 2000. On July 22nd, 1998 the Company signed a four year Publishing license agreement with Sony Entertainment Corporation of America to publish Sony PlayStation titles and on September 30th, 1998 signed an additional agreement to become an authorized developer for the PlayStation dedicated game console system. Subsequently, the Company has also been licensed for the Sony PlayStation2 Computer Entertainment System. The Company is also an authorized developer and Publisher for the Nintendo Game Boy Color handheld gaming system and is exploring other dedicated game console opportunities such as Microsoft's X-Box, Nintendo's Game Cube and Game Boy Advance systems as well as new wireless technologies such as cellular phone consumer-based entertainment.

     The Company believes that as of August 31, 2000, its products were in distribution to approximately 6,000 retail outlets. Retailers currently selling one or more of the Company's products include Toys R Us, Office Depot, Office Max, Staples, CompUSA, Best Buy, BJ's, Electronics Boutique, Babbages, Etc., Kmart, Costco, Learningsmith, Wal-Mart, Zainy Brainy, Virgin Megastores, Fry's Electronics and others including numerous e-commerce internet stores such as eToys and Beyond.com.

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

     In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. The Company believes that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music CDs and motion picture videos. With the increasing consumerization of the software market, prices for consumer software products are now at impulse price levels ranging from $4.99 on CD ROM to $49.99 on dedicated game platforms such as Sony PlayStation and Nintendo Game Boy. The Company believes that the distribution channels for consumer software will continue to expand to include book and music stores, toy stores, department stores, electronic stores, appliance stores, video outlets, supermarkets, catalogs and internet e-commerce stores. In addition, technology will soon allow for broadband distribution of certain software products into households with `'fast internet access'' on a pay per view basis similar to the cable television industry. See Part I, Item 1, "Description of Business - Risk Factors - Forward-Looking Statements."

     The home video game Software market consists both of cartridge-based and CD-ROM-based Software for use solely on dedicated hardware systems manufactured by the Manufacturers, and to a significantly lesser extent, other vendors. Until 1996, most Software for dedicated Platforms was sold in cartridge form. However, CD-ROMs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges. The first modern Platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the Software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power the Platforms. As the technology of the hardware has advanced, the Software designed for the Platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs enable them to provide richer content and longer play. Portable Platforms manufactured by the Manufacturers are less sophisticated technologically and do not require television monitors. Currently, the non-portable

Platforms being marketed are based primarily on 32-bit and 64-bit technology. In addition, so-called `'next generation'' systems are on the way with Sony's PlayStation2 hitting store shelves in time for the holiday 2000 selling season. The Company also expects to see DVD ROM and possibly other `'optical disk'' formats replace the CD-ROM over the next few years as their capacity is far greater than current CD-ROM media formats which will allow for more information, such as multiple languages and higher quality graphics to be formatted and stored on a single disk. Handheld video games systems such as manufactured by Nintendo utilize an IC chip-based storage medium encased in a durable plastic cartridge which is manufactured in Japan. The IC chip storage capacity varies per game as dictated by sophistication and design demands of the software.

     As consumer software has become a mass-market product, the Company believes it is increasingly important for consumer software companies to have direct relationships with retailers to effectively market their products to consumers. The Company believes that in order to be successful, consumer software companies must have international distribution (with products produced/translated to local languages), a consumer-driven focus, a broad offering of category-leading products, close relationships with distributors and retailers, a recognized brand name and a cost-efficient business model. In an effort to incrementally increase the Company's revenues, as well as create new revenue sources, the Company is active in searching for new ways to market the Company's products. Included in these non-traditional methods is e-commerce, internet marketing and web links, email campaigns direct to consumers, the placement of coupons in videos, coupons in complimentary products, "un-lockable" discs, and enhanced up-sell programs.


Core Competence

     To achieve its objectives, the Company believes that a high quality product with solid playability is critical to consumer acceptance and repeat purchases. The Company's products are produced in sustainable categories by product development teams that have achieved or acquired a core competence in those categories. The products are produced in the Company's Calabasas, California offices and/or by qualified outside developers that are managed by Company personnel. The Company has outsourced a majority of its product development to gain greater expertise across a wider spectrum of product types and to better control overhead and other related expenses. As of July 2000, PC Data, Inc., a qualified industry source, ranked the Company as the eleventh largest educational software publisher in the United States. The Company will not release its first video game until fall 2000 and therefore is not currently included in available video game sales tracking data.


Products

     Children's Software

     The Company has divided its children's software products into the following categories:

     Curriculum Series PC CD ROM

     This product line contains both subject specific and multi-subject children's learning products based on accepted curriculum standards and practices. Titles include: The Land Before Time(TM) Math Adventure, The Land Before Time(TM) Kindergarten Adventure, The Casper(TM) Early Reader, The Babe(TM) Preschool Adventure and others. Currently, the products are sold at suggested retail prices of up to $20 each. To date, the Company has released 9 subject specific or multi-subject educational products and has under development one additional product that is scheduled for release prior to December 2000. According to PC Data, Inc., curriculum-based products currently account for approximately 36 percent of the consumer educational software market. It is anticipated that as the Company transitions to the video game console entertainment market, the Curriculum Series titles will be phased out of the product line.


     Play and Learn Series PC CD ROM

     This product line contains titles that have learning and/or fun activities that may not be curriculum specific, intended to teach young children logic, language skills, arithmetic and reading comprehension, along with developmental challenges such as multiple choice questions, rhyme and motor basics while entertaining and captivating the players. Titles include: The Land BeforeTime Interactive MovieBook(TM), The American Tail Interactive MovieBook(TM), The Babe Interactive MovieBook(TM), The Land Before Time(TM) Activity Center, The Casper(TM) Activity Center, The King and I Thinking Adventure(TM), The Lost in Space(TM) Learning Adventure and others. Currently, the products are sold at suggested retail prices of up to $20 each. To date the Company has released 16 Edutainment titles. According to PC Data, products in the edutainment categories account for approximately twenty five percent of the consumer educational software market. It is anticipated that as the Company transitions to the video game console entertainment market, the Play and Learn Series titles will be phased out of the product line.


     Life Skills Series PC CD ROM

     Designed specifically for children ages 2 to 6, the product line contains titles that emphasize early learning activities intended teach young children independence, confidence and other socially responsible traits such as getting along, cleaning up, and recycling. Familiar themes such as logic, matching skills, and color recognition round out the game play while entertaining and captivating the players. Currently, the products are sold at suggested retail prices of up to $20 each. To date the Company has released 5 Life Skills Series titles and has under development one additional product that is scheduled for release prior to December 2000. There is currently no relevant tracking data available from PC Data or other source for this new software category. It is anticipated that as the Company transitions to the video game console entertainment market, the Life Skills Series titles will be phased out of the product line.

     Video Game Software

     The Company intends to ship three entertainment-based video games for the holiday 2000 selling season based on currently licensed content. The first titles released during the transition from PC only formats to the video game formats will be based on The Land Before Time, Casper and the Berenstain Bears. These titles will be available for the Sony PlayStation (Land Before Time:
Return to the Great Valley and Casper: Friends Around The World) and the Nintendo Color Game Boy (Extreme Sports with the Berenstain Bears). The first titles shipped in the transition will be for children 5 to 8. Subsequent titles will not only embrace this age group, but also 8+ (8 years old to the casual gamer/family entertainment). The first wave of products will carry a suggested retail price of $19.99 at most retailers.


Product Distribution

   North American Sales

     On March 14, 2000, the Company entered into a national sales representation agreement with Strategic Marketing Partners, a leading manufacturers product representation firm. Simultaneously, the Company's exclusive distribution agreement with Macmillan Digital Publishing was terminated and a 90 day transition (as contemplated in the agreement) took place. Macmillan's capabilities (sales and distribution) do not include the ability to sell or distribute video game software as contemplated by the Company. The Company will manage the Strategic Marketing Partners sales force via a VP of National Sales and sign up retailers and independent (non-exclusive) distributors as necessary. The Company maintains reserves for bad debts and product returns based upon its prior experience, industry standards, and as market conditions dictate, against which credits for actual bad debts and returns are applied.


     International Sales

     Although the Company utilizes several international distributors to actively promote and sell the Company's English language products throughout most of the English speaking countries, the majority of international business is conducted via a Republishing and Distribution agreement with TDK Recording Media Europe S.A. to distribute its software titles throughout Europe and other territories. The Company signed an expanded worldwide agreement with TDK Europe on February 28, 2000. Under the terms of the TDK agreement, the Company is paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs or replication, marketing, warehousing and fulfillment, are borne by TDK. The success of the localization is dependent upon the international appeal of certain of the Company's products, growth of the interactive software market internationally, the ability of the republishing partners to successfully localize and market the products and the ability of the Company to continue to obtain licenses with worldwide appeal.


Sales and Marketing

     By offering a portfolio of products, the Company believes that it can provide retailers with an assortment of titles in categories of interest to consumers. The Company also supports its retailers by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. The Company is currently developing a variety of cross-marketing promotional programs with its movie studio licensors and other licensees of movie, children's television, literary works and direct to video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in the Company's software products, and promotional contests with various motion picture studios. The Company is actively seeking additional cross-promotion opportunities. The Company believes that additional revenues could be generated through the Company's involvement in cross-promotional efforts with studio partners, other licensees and direct sale programs, although there can be no assurance that such will occur.

     Drawing upon established consumer marketing techniques, the Company's marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product's retail exposure. The Company believes that its consumer-driven marketing, the high perceived value and competitive price points of its products, and easily identifiable packaging emphasizing high-impact design and concise, non technical product information, lead to higher visibility and impulse purchases of its products in retail stores.

     The Company provides product and technical support to its customers by telephone and on-line via its web site (soundsourceinteractive.com). The Company has also installed a telephone system and a call-handling center to facilitate its response to customer inquiries. Customer feedback is shared among other support representatives and made available to product managers and producers for development of product enhancements and upgrades.


Development

The Company seeks to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. The Company believes that its development model is consistent with industry standards, including high product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

     The Company's product managers (producers) oversee the development of various products from conception through completion, and control the content, design, scope and development schedule. New product ideas are evaluated with each licensor based upon upcoming theatrical and/or video and book releases, television programming, market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. The Company seeks to design new products, which incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product's features and a user interface that is consistent with other Company products. Whenever possible, the software is designed to incorporate technology used in existing Company products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to meet a manufacturing specification that will meet the Company's margin requirements at consumer price points.

     The producers then execute the development project with a team that includes programmers, sound engineers, artists, animators, designers, writers and testers. The Company's development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. The Company supplements its internal product development resources by utilizing existing technologies and externally developed programming when such utilization can result in a more efficient method of creating a higher quality product. Using this method, the Company maintains internal control over the creative and market-driven aspects of product development while using external resources to shorten development time and lower development risks. Development costs associated with externally licensed technology are sometimes partially paid by royalties based on net sales, which lowers the Company's investment risk. The Company's agreements with its external developers grant the Company an exclusive worldwide license to use the developers' source code. The agreements typically have three-year terms, with renewal provisions upon mutual agreement of the parties. The Company expects to outsource the majority of product development to qualified outside sources for the foreseeable future.

     Products under development are extensively tested by the quality assurance department, and must be approved by the licensor(s) before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular Multimedia PC configurations that are available to consumers. Producers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce features that keep abreast of consumer tastes and trends. Products designed for dedicated video game consoles are tested and evaluated in a similar fashion.


     The Company currently is the licensee under technology licenses with Microsoft Corp., Apple Computer, Inc., Macromedia, EchoMedia, Sony Entertainment Corporation of America and Nintendo of America. The Company utilizes technology provided by these licensors to develop and operate several of its products.


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

     The Company and/or its designated outside contractors (developers) prepare master software disks, user manuals and packaging designs. Duplication, printing of documentation and packaging, as well as the assembly of purchased components and the shipment of finished products, are performed by third parties in accordance with the Company's and or technology licensor specifications. The Company has multiple sources for most components, with assembly and shipping currently performed by several independent fulfillment houses. To date, the Company has not experienced any material difficulties or delays in the production and assembly of its products. It is anticipated that the Company will continue with this process in regards to CD ROM and DVD titles. Dedicated game console products are manufactured and packaged by the respective licensors (such as Sony and Nintendo) and then forwarded to company designated fulfillment centers for physical distribution to retail stores and non-exclusive distributors.


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

     The Company considers Sony, Nintendo, THQ, Activision, Eidos, Infogrames, Hasbro, Havas, Disney, and New Kid Co. to be its chief competitors.

Proprietary Rights and Licenses

     The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. During the fiscal years ended June 30, 2000, 1999 and 1998, the Company was unaware of any significant amount of unauthorized copying of its products.

     The Company's products are based primarily upon the licensed content of major motion picture studios under exclusive license agreements. All of such license agreements to which the Company currently is a party are for fixed terms, which will expire over the next five years. Additionally, the Company attempts to obtain in all of its agreements automatic renewals based on achievement of certain milestones, and/or the right of first refusal and last negotiation for additional products utilizing the same characters. The Company anticipates that in most cases the licensor under each agreement will extend its terms, although no licensor is required to extend any license. Provided that the Company is in compliance with all requirements of each license, including most significantly that the Company has satisfied the applicable minimum royalty guarantees, the licenser can not prematurely cancel a license.


Employees

     As of September 30, 2000, the Company had 24 full-time employees, including 3 employees in sales and marketing, 10 employees in development and customer support, 9 employees in administration and finance and 2 employees in licensing. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. From time to time the Company will engage consultants and independent contractors.

Recent Developments

On September 8, 2000, the Company and TDK USA Corporation, a New York corporation ("TDK"), entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which TDK agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of common stock, par value $.0001 per share of the Company (the "Common Stock"), for the purchase price $.30 per share and an aggregate purchase price of $5,000,100. The Purchase Agreement contains representations, warranties, covenants, and conditions customary for a transaction of this size and nature.

     Upon the execution of the Purchase Agreement, TDK acquired 4,750,000 shares of Common Stock for an aggregate purchase price of $1,425,000 (the "Initial Closing"). Pursuant to the Purchase Agreement, TDK has agreed to purchase an additional 11,917,000 shares of Common Stock for an aggregate purchase price of $3,575,000 (the "Subsequent Closing"). The Subsequent Closing is subject to the satisfaction of certain conditions, including (i) the filing of amendments to the Company's Certificate of Incorporation (the "Charter Amendment") to (a) change the name of the Company to "TDK Mediactive, Inc." and (b) increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000 and (ii) (a) the resignation of each of Richard Azevedo, Mark A. James and Samuel L. Poole as directors of the Company and (b) the resulting vacancies having been filled by the remaining directors appointment of nominees designated by TDK. In the event that the directors described above shall not have resigned as of the Subsequent Closing, TDK may waive such condition and execute a Written Consent of Stockholders of the Company for the purpose of removing from office those directors and electing in their place the TDK nominees. There can be no assurance that all of the conditions will be satisfied and that the Subsequent Closing will occur on the terms set forth herein or at all.

     Following the consummation of the Initial Closing, TDK became the Company's largest stockholder owning approximately 45% of the outstanding Common Stock. Upon the consummation of the Subsequent Closing and based upon the number of shares of Common Stock currently outstanding, TDK will own approximately 74% of the outstanding Common Stock.


     Simultaneous with the Initial Closing, the Company and TDK entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted to TDK certain registration rights with respect to the Common Stock purchased and owned by TDK pursuant to the Purchase Agreement.

     Furthermore, simultaneous with the Initial Closing, the Company, TDK and Mr. Vincent J. Bitetti entered into a lock-up agreement (the "Lock-Up Agreement"), whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth fiscal quarter of 2000.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Redeemable Warrants were traded on the NASDAQ Small Cap Market under the symbols "SSIIBB" and "SSIIWBB," respectively, for the period from July 2, 1996 to September 3, 1999. On September 3, 1999, the Company's securities were delisted from the NASDAQ Small Cap Market, and on that date the Common Stock commenced trading on the OTC Bulletin Board. The Redeemable Warrants, however, do not presently trade on any market other than the "pink sheets". The following table sets forth the range of the bid prices for the Common Stock and Redeemable Warrants during the periods indicated, and represents interdealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not represent actual transactions.


Common Stock                        High   Low
                                    ----   ----
1998
     Fourth Calendar Quarter        1.25   0.59

1999
     First Calendar Quarter         2.25   0.56
     Second Calendar Quarter        1.25   0.31
     Third Calendar Quarter         0.69   0.25
     Fourth Calendar Quarter        0.59   0.25

2000
     First Calendar Quarter         0.52   0.28
     Second Calendar Quarter        0.69   0.22
     Third Calendar Quarter         1.02   0.27


Redeemable Warrants                 High   Low
                                    ----   ----
1998
     Fourth Calendar Quarter        0.16   0.03

1999
     First Calendar Quarter         0.22   0.03
     Second Calendar Quarter        0.13   0.03
     Third Calendar Quarter         0.09   0.01
     Fourth Calendar Quarter        0.02   0.01

2000
     First Calendar Quarter         0.05   0.01
     Second Calendar Quarter        0.06   0.01
     Third Calendar Quarter         0.06   0.01

     As of September 30, 2000, there were approximately 154 holders of record of the Common Stock and 57 holders of record of the Redeemable Warrants. Most such securities are held in street name by nominees who hold stock certificates for an unknown number of beneficial owners.

     During fiscal 2000, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2000, 1999 and 1998, and certain factors that are expected to affect the Company's prospective financial condition. See "Special Note Regarding Forward-Looking Statements."

     The Company derives substantially all of its revenues from sales of its retail consumer software. The Company designs, develops, markets and supports a broad line of consumer software products. The Company focuses primarily on family-oriented products with educational and entertainment value, which are easy to use and install, using popular licensed intellectual content.

     On March 14, 2000, the Company entered into a national sales representation agreement with Strategic Marketing Partners, a leading manufacturers product representation firm. Simultaneously, the Company's exclusive distribution agreement with Macmillan Digital Publishing was terminated and a transition from an exclusive distribution partner to a direct sales and non-exclusive distribution model was adopted. Macmillan's capabilities do not include the ability to sell or distribute video game software as contemplated by the Company. The Company will manage the Strategic Marketing Partners sales force via its VP of National Sales and sign up retailers and independent (non-exclusive) distributors as necessary. The Company maintains reserves for bad debts and product returns based upon its prior experience, industry standards, and as market conditions dictate, against which credits for actual bad debts and returns are applied.

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

Results of Operations

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 2000

     Net Revenues. Net revenues decreased by 43.3 percent from $4,624,540 for the year ended June 30, 1999 to $2,623,520 for the year ended June 30, 2000. Product sales of the Company's software products decreased by 46.3 percent from $4,556,442 in 1999 to $2,446,412 in 2000. The decrease in sales is attributed to the Company's inability to sufficiently fund operations through CD ROM sales revenues in the absence of additional financing and significant CD ROM returns during the fiscal year. In addition, the Company began to transition to the video game business which was being funded in part via a series of advances from TDK Recording Media Europe. Net sales for the 12 months ended June 30, 2000 also included revenue of $437,500 from TDK Recording Media Europe ("TDK", as previously defined), representing a non-refundable contract guarantee against the Company's international republishing and distribution agreement. The Company has recognized revenue only when certain milestones and passage of time have occurred. The Company has approximately $4,800,000 in deferred revenue at June 30, 2000 related to these agreements. The agreement with TDK extends through February 28, 2005. The Company has established a reserve for product returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell through rates.

     Cost of Sales. Cost of Sales decreased by 20.1 percent from $3,175,637 during 1999 to $2,535,776 during 2000, and increased as a percentage of net sales from 68.7 percent to 96.7 percent during the same periods. This decrease in cost of sales is attributable to the above noted 43.3 percent decrease in net sales. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from MDP to direct distribution in 2000 and also attributable to the writeoff of obsolete inventory product and prepaid royalties determined not to be recoverable in future periods in the amounts of $131,032 and $608,818, respectively.

     General and Administrative.  General and administrative costs decreased by
15.2 percent from $1,828,381 during 1999 to $1,549,877 during 2000 and increased as a percentage of net sales from 39.5 percent to 59.1 percent, respectively. The decrease of $278,504 is primarily attributable to (i) the reducing payroll and related costs and (ii) stabilizing overhead and administrative costs during the transition period. The increase in general and administrative costs as a percentage of net sales is primarily attributable to the 43.3 percent decrease in net sales as noted above. The Company anticipates that for the foreseeable future, general and administrative expenses may increase as a percentage of net sales as the Company self distributes products for North America.

     Research and Development.  Research and development expenses decreased by
29.5 percent from $1,356,867 during 1999 to $957,216 during 2000, and increased as a percentage of net sales from 29.3 percent to 36.5 percent, respectively. The decrease in costs of $399,651 is primarily related the limited new product releases during 2000 as it began to develop new titles and platforms for introduction during the new fiscal year of 2001. The increase in research and development expenses as a percentage of net sales is primarily attributable to a
43.3 percent decrease in net sales. The Company believes that development costs will increase as the Company develops additional children's products and as the Company develops increasingly more complex products that contain additional features. The Company is currently developing products for the Sony Playstation2 and Nintendo Color Game Boy which require more expensive development processes.

     Sales and Marketing. Marketing and sales expenses decreased by 63.7 percent from $2,177,248 during 1999 to $789,281 during 2000, and also decreased as a percentage of net sales from 47.1 percent to 30.1 percent, respectively. This decrease in expenses was primarily due to decreased costs associated with the cutback of internal sales and marketing as the Company transitioned its business from CD Rom's to video game platforms and from the termination of the distribution agreement with MDP distribution. The Company anticipates that for the foreseeable future, marketing and sales expenses may increase as a percentage of net sales as the Company self distributes products for North America.

     Other Income/Expense. Other expense increased by 3.5% form $62.437 in 1999 to $64,861 in 2000. The increase is due primarily to increase in miscellaneous expense offset by decrease in interest expense.

     Tax Provision. The current period tax provision is comprised of minimum State of California Franchise Taxes of $2,400. The Company's effective tax rate differs from the statutory Federal income tax principally as a result of Federal and State net operating losses for which no deferred benefit is recognized due to a full valuation allowance provided on the resulting deferred tax asset.

     The net loss for the year ended June 30, 2000 was $3,275,890 as compared with $3,977,630 for the prior fiscal year. The net loss for the year was largely attributable to fewer CD ROM releases during the current year and significant returns of existing CD ROM product. Despite the decrease in the total operating expenses from $3,175,637 during 1999 to $2,535,776 during the fiscal year ended 2000, the cost of sales increased as a percentage of net sales from 68.7 percent in fiscal 1999 to 96.7 percent during fiscal 2000, contributing to the net loss for the year. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from MDP to direct distribution in 2000 and also attributable to the writeoff of obsolete inventory product and prepaid royalties determined not to be recoverable in future periods in the amounts of $131,032 and $608,818, respectively.

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

     General and Administrative.  General and administrative costs decreased by
0.6 percent from $1,839,386 during 1998 to $1,828,381 during 1999 and increased as a percentage of net sales from 20.7 percent to 39.5 percent, respectively. This decrease of $11,005 is primarily attributable to an decrease of $155,193 relating to legal and SEC-related consulting expenses of $312,884 in the fiscal year ended June 30, 1998 to $157,691 in the year ended June 30, 1999, which were offset by increased expenses within the areas of asset depreciation and salaries.

     Compensation In Connection With Common Stock and Common Stock Options
Issued for Services Rendered.   In 1998, the Company incurred non-cash charges
to earnings of $323,351 in connection with the vesting of stock options granted to employees in prior fiscal years. No such charges were incurred in 1999. The amount of the charge for 1998 was determined as the difference between the fair market value of the stock at the date of grant and the exercise price.

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

     Tax Provision. The current period tax provision is comprised of minimum State of California Franchise Taxes of $1,600. There is no provision for Federal income taxes as the Company had a loss in 1997, and has sufficient net operating loss carry-forwards to offset its 1998 taxable income.


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


Liquidity and Capital Resources

     The Company's previous independent accountants' report dated September 10, 1999, relating to the Company's financial statements for the year ended June 30, 1999 and 1998, contained a paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

     The Company incurred net losses of $3,275,890 and $3,977,630 for the fiscal years ended June 30, 2000 and 1999, respectively while the Company realized a net profit of $501,200 for the year ended June 30, 1998. The Company has not historically generated sufficient cash flows to fund operations, and has had to rely on debt and equity financings to fund operations. The Company had negative working capital of $1,363,022 and $823,364 at June 30, 2000 and 1999.

     The Company experienced a continual significant decrease in growth during the last fiscal year as compared to the prior fiscal year. The Company continues to search for new opportunities to obtain licenses and develop and sell products. Additionally, the Company is expanding from the Personal Computer Platform to embrace Dedicated Game Console Platforms such as Sony PlayStation and is seeking new distributors and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources. If the Company enters into agreements relating to such business opportunities in the future, the Company will require additional financing to fund its growth.

     Management has strengthened their distribution channels and product offerings to include Sony Playstation and Nintendo Game Boy to enable the Company to compete in the video game market place and raise the level of sales to sufficiently fund operations. During the fiscal year 2000, cash flow activity from operations show that the Company had invested more than $1.1 million in prepaid software development costs on newly released and upcoming titles. In 1999, the Company signed an agreement with TDK Recording Media ("TDK"), a global electronic components manufacturer with a distribution division of children's edutainment software. TDK provided $3.95 million in the current fiscal year in accordance with this agreement and a new contract was signed in February 2000 for expanded future TDK development and distribution.

     On September 8, 2000, Sound Source Interactive, Inc. (the "Company") and TDK USA Corporation, a New York corporation ("TDK"), entered into a common stock purchase agreement (the "Purchase Agreement"), pursuant to which TDK agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of common stock, par value $.0001 per share of the Company (the "Common Stock"), for the purchase price $.30 per share and an aggregate purchase price of Five Million One Hundred Dollars ($5,000,100). The Purchase Agreement contains representations, warranties, covenants, and conditions customary for a transaction of this size and nature.

     Upon the execution of the Purchase Agreement, TDK acquired 4,750,000 shares of Common Stock for an aggregate purchase price of $1,425,000 (the "Initial Closing"). Pursuant to the Purchase Agreement, TDK has agreed to purchase an additional 11,917,000 shares of Common Stock for an aggregate purchase price of $3,575,000 (the "Subsequent Closing"). The Subsequent Closing is subject to the satisfaction of certain conditions, including (i) the filing of amendments to the Company's Certificate of Incorporation (the "Charter Amendment") to (a) change the name of the Company to "TDK Mediactive, Inc." and (b) increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000 and (ii) (a) the resignation of each of Richard Azevedo, Mark A. James and Samuel L. Poole as directors of the Company and (b) the resulting vacancies having been filled by the remaining directors appointment of nominees designated by TDK. In the event that the directors described above shall not have resigned as of the Subsequent Closing, TDK may waive such condition and execute a Written Consent of Stockholders of the Company for the purpose of removing from office those directors and electing in their place the TDK nominees. There can be no assurance that all of the conditions will be satisfied and that the Subsequent Closing will occur on the terms set forth herein or at all.

     Following the consummation of the Initial Closing, TDK became the Company's largest stockholder owning approximately 45% of the outstanding Common Stock. Upon the consummation of the Subsequent Closing and based upon the number of shares of Common Stock currently outstanding, TDK will own approximately 74% of the outstanding Common Stock.

     Simultaneous with the Initial Closing, the Company and TDK entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted to TDK certain registration rights with respect to the Common Stock purchased and owned by TDK pursuant to the Purchase Agreement.

     Furthermore, simultaneous with the Initial Closing, the Company, TDK and Mr. Vincent J. Bitetti entered into a lock-up agreement (the "Lock-Up Agreement"), whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds.

     The Company relied substantially on TDK advances within the current year in order to meet their cash obligations. TDK has agreed to fund all cash shortfalls during the next year.

     During September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank. The factoring agreement provides the Company with borrowing availability of up to 85% of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit agreement is renewed annually and is secured by all the assets of the Company. As of June 30, 2000, the Company had no outstanding borrowings under the agreement and is in the process of obtaining renewal through September 30, 2001.

New Accounting Prouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted FIN 44 in accounting for the stock options granted during the year ended June 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by Item 7 is filed herewith under the Consolidated Financial Statements of Sound Source Interactive, Inc. and Subsidiaries together with the report of BDO Seidman dated September 20, 2000 in the financial information section, included as Appendix A of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 29, 2000, Deloitte & Touche LLP resigned as principal accountants and BDO Seidman LLP was appointed the Company's new independent auditors on May 5, 2000.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Board of Directors

     The name, age, business experience and offices held by each director of the Company as of September 30, 2000 are as follows:

     Richard Azevedo, age 67, is President of Azevedo and Associates, Inc., which was formed in June 1995 as a consulting firm to the nursing industry, and which owns 40 percent of Unified Health Services, LLC, an operator of nursing homes, which Mr. Azevedo also founded and of which he serves as President. Mr. Azevedo also is President of Star Nursing Home Enterprises, Inc., which he founded in 1997 and which operates two nursing homes in northern California. From 1991 to 1995, Mr. Azevedo was President of Jesse Lee Group, Inc., which he also founded and which operated skilled nursing home facilities. From 1986 to 1990, Mr. Azevedo was President of Medicrest of California, a corporation comprised of 18 skilled nursing home facilities. Prior to that Mr. Azevedo was a real estate developer with Ron-Mar Constriction Company, Inc. Mr. Azevedo has been a director of the Company since April 1998.

     Vincent J. Bitetti, age 45, founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1989 and served as the President of the Subsidiary from its formation. For the period from the acquisition by the Company of the Subsidiary in 1994 until November 12, 1999, Mr. Bitetti served as the Chairman of the Board and Chief Executive Officer and as a director of both the Company and the Subsidiary. Effective November 12, 1999, Mr. Bitetti resigned as Chairman of the Board of the Company. Mr. Bitetti has been a director of the Company since 1994.

     Mark A. James, age 41, is a founding member of the law firm of James, Driggs, Walch, Santoro & Thompson in Las Vegas, Nevada, where he has been a partner since April 1996. From 1991 until the founding of James, Driggs, Walch, Santoro & Thompson, he was a partner in the Las Vegas firm of Jolley, Urga, Wirth & Woodbury. Mr. James also has been a member of the Nevada State Senate since 1992, where he serves as Chairman of the Senate Committee on Judiciary, and on the Natural Resources and Legislative Affairs and Operations committee. Mr. James is a director of ASSI, Inc., a principal stockholder of the Company. Mr. James has been a director of the Company since July 1996.

     Samuel L. Poole, age 52, is the founder and CEO of Poole Investment Ventures, a consulting and equity investment firm, located in Escondido, CA. From January 1998 to October 1999, Mr. Poole was the President and Chief Executive Officer of Arista Knowledge Systems, Inc., a privately held enterprise software publisher creating delivery and management software for e-learning environments, that was recently acquired by Digital Think. Prior to joining Arista Knowledge Systems, from August 1992 until July 1997 Mr. Poole was employed by Maxis, Inc., a publicly held entertainment software publisher, where he ultimately served as President and Chief Executive Officer and as a director. His prior employers include Walt Disney Software, Inc., a publisher of entertainment and education software, where he was Director of Sales from January 1991 to August 1992;Cinemaware Corporation, a software publisher, where he was Vice President of Marketing and Sales from January 1989 to January 1991; and IntelliCreations, Inc., an interactive entertainment software publisher of which he founded and served as President from 1984 to 1989. He holds a B.A. from Thiel College and an MBA from Kent State University. Mr. Poole currently serves on the Board of Trustees of Thiel College, and is a director for Oasys Network Solutions and Legacy Interactive, Inc. Mr. Poole has been a director of the Company since April 1998.

     John T. Wholihan, age 62, has been Dean of the College of Business Administration at Loyola Marymount University since 1984. Previously, he served for five years as an Associate Dean at Bradley University, where he also served as Director of the MBA Program and as Director of the Small Business Institute. During this period, he also taught in the areas of strategic management and international business. He was a Fulbright Scholar in Brazil in 1977. Mr. Wholihan holds a B.S. from the University of Notre Dame, an MBA from Indiana University and a Ph.D. from The American University. He has published numerous articles and other scholarly works. He is a member of several academic associations and honor societies, including the Academy of Management, the Small Business Institute Directors Association, Beta Gamma Sigma and Alpha Sigma Nu. He currently is President of the Western Association of Collegiate Schools of Business. He is past President of the Association of Jesuit Colleges and Universities - Business Deans. He was the founding President of the International Association of Jesuit Business Schools. He is a member of the Rotary Club of Los Angeles, the Financial Executives Institute and the Jonathan Club. He has served on the board of directors of several small companies and currently is a member of the Board of Trustees of the TIP Funds, a family of publicly traded mutual funds. He is the immediate past Chairman of the Board of Notre Dame Academy in Los Angeles. Mr. Wholihan has been a director of the Company since April 1998.

     Contemporaneously with the Subsequent Closing under the Purchase Agreement with TDK, it is anticipated that Richard Azevedo, Mark A. James and Samuel L. Poole will resign as directors of the Company, and that the resulting vacancies will be filled by three new nominees of TDK. See Item 1, "Description of Business - Recent Developments."


Board Committees

     The Board of Directors currently has appointed three standing committees: the Audit Committee, the Compensation Committee and the Strategic Planning Committee.

     The Audit Committee consists of Richard Azevedo, Mark A. James and Samuel
L. Poole. Its purpose is to recommend the appointment of an independent auditor for the Company, review the scope of the audit, examine the auditor's reports, make appropriate recommendations to the Board of Directors as a result of such review and examination and make inquiries into the effectiveness of the financial and accounting functions and controls of the Company.

     The Compensation Committee consists of Richard Azevedo, Samuel L. Poole and John T. Wholihan. It is responsible for reviewing and setting the compensation of executive officers of the Company and for administering the Company's stock option plans.

     The Strategic Planning Committee consists of Vincent J. Bitetti, Mark A. James and Samuel L. Poole. The Strategic Planning Committee is responsible for overseeing the development of the Company's strategic planning process.


Board and Committee Meetings

     In fiscal 2000, the Board of Directors held 4 meetings. Board committees met as follows during fiscal 2000: the Compensation Committee did not meet, the Audit Committee met one time and the Strategic Planning Committee met one time. The total combined attendance for all Board and Committee meetings was 92%. All directors attended at least 92% of the meetings of the Board and of the committees on which they served.

Relationships With Outside Firms

     None


Executive Officers

     The executive officers of the Company, their ages and their positions with the Company as of September 30, 2000 are as described below. Additional information concerning Mr. Bitetti is set forth above.

     Name                      Age       Position
     ----                      ---       --------

     Vincent J. Bitetti         45       Chairman, Interim Chief Executive
                                          Officer and Director

     Jeffrey Court              48       Vice President of Finance and acting
                                          Chief Financial Officer

     Eugene Code                54       Vice President of International Business
                                          Affairs and Corporate Secretary


     Vincent J. Bitetti founded Sound Source Interactive, Inc., a California corporation (the "Subsidiary"), in 1988 and served as the President of the Subsidiary from its formation. Since the Company acquired the Subsidiary in 1994, Mr. Bitetti has served as the Chairman of the Board and Chief Executive Officer and as a director of the Company and the Subsidiary. Prior to founding the Subsidiary, from 1986 to 1988 Mr. Bitetti was President of Fantastic Planet Consultants, a sound and musical instrument design consulting company. Mr. Bitetti is a published music composer. From 1986 to 1993, Mr. Bitetti was a consultant to manufacturers of keyboard synthesizers and other digitally controlled musical instruments in the musical instrument industry. Mr. Bitetti is primarily responsible for developing the concepts for the Company's products and acts in the capacity of Executive Producer on all titles. He also is responsible for initiating and maintaining the Company's licensor relationships and negotiating its distribution, and republishing agreements. Mr. Bitetti has been a director of the Company since 1994. Pursuant to a Separation Agreement dated November 12. 1999, Mr. Bitetti is currently employed as the Company's Interim Chief Executive Officer until December 31, 2002.

     Jeffrey Court was recruited to Sound Source in August 1998 to manage the accounting and management control systems and to support the production of financial statements. On January 8, 1999, Mr. Court was appointed Vice President of Finance and acting Chief Financial Officer. He came with over 18 years of experience as a senior accountant, corporate controller and chief financial officer. Since May 1988, Mr. Court has held finance management positions in related industries, including serving as controller of Metropolis, a Southern California-based publisher of video game magazines, from July 1997 to July 1998, serving as corporate controller of Klasky Csupo, Inc., a Southern California-based animation production company, from May 1995 to June 1997; and serving as chief financial officer of Full Moon Entertainment, a Southern California-based motion picture production and distribution company, from May 1988 to April 1995.

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


Filings Under Section 16(a)

     Based solely upon a review of the copies of the forms furnished to the Company and written representations of the Company's directors and executive officers, the Company believes that all filing requirements applicable to its officers, directors and ten-percent beneficial owners were complied with during fiscal 2000.

     Pursuant to Section 16(a) of the Exchange Act, the Company is required to identify any person who, at any time during fiscal year 2000, was a director of the Company, an executive officer of the Company, or its subsidiaries or beneficial owner of more than 10% of the Company's Common Stock or any other person who was subject to Section 16(a) of the Exchange Act with respect to the Company that during fiscal 1999 failed to file on a timely basis with the SEC any report required by Section 16(a) of the Exchange Act, which are on Form 3 (an initial report of beneficial ownership of common stock) and on form 4 and Form 5 (relating to changes in beneficial ownership of common stock). Based solely on a review of such Forms 3, 4 and 5, and amendments thereto, furnished to the Company by the reporting persons known to it, as required by Exchange Act Rule 16a-3(e), no reporting person that was required during fiscal 2000 to comply with Section 16(a) of the Exchange Act failed to comply with such requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

     Each director who is not an employee of the Company is entitled to receive a director's fee of $15,000 per year, and to be reimbursed for out-of-pocket expenses incurred in connection with his attendance at meetings. However, no such fees have been paid since June 1998. Instead, each director of the Company agreed to accept shares of the Company's Common Stock in lieu of cash in payment of the accrued fees and all fees that became payable through June 30, 2000 pursuant to the Company's 1999 Director Stock Plan (the "1999 Director Stock Plan"). The Company paid all of the director fees accrued through June 30, 2000, which totaled $120,000 in the aggregate, in 333,888 shares of its Common Stock. The purchase price for the Common Stock issuable in payment of such director fees was .3594 per share, which was the fair market value of the Common Stock on December 29, 1999, the date on which the 1999 Director Stock Plan was approved by the Company's stockholders.

     In addition, pursuant to the 1999 Director Stock Plan, each non-employee director receives nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to the Company's 1995 Amended and Restated Stock Option Plan (the "1995 Stock Option Plan"). Each option granted to a non-employee director vests and becomes exercisable as to 50 percent of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50 percent on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Stock Option Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options is equal to 100 percent of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Stock Option Plan or the 1999 Director Plan, as applicable.

Executive Compensation

     Summary Compensation

     The following table sets forth information concerning compensation of the Company's Chief Executive Officer and each of the Company's other executive officers and/or other most highly compensated employees who received salary and bonus compensation from the Company in excess of $100,000 for the fiscal year ended June 30, 2000 (the "Named Executives").

                          Summary Compensation Table

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                           --------------------------
                                                              Annual Compensation           Stock          All Other
                                           Fiscal          ------------------------         Options         Compen-
    Name and Principal Position             Year           Salary         Bonus (1)        (Shares)        sation (2)
-----------------------------------        ------          ------         ---------        --------        ----------
Vincent J. Bitetti.................         2000           320,104                0               0                 0
Chief Executive Officer                     1999           240,000          132,500               0            23,288
                                            1998           210,466           79,000          50,000            22,543
Tanya Baker........................         2000           100,436                0          10,000            11,858
Vice President of Sales(3)                  1999            61,167                0          15,000             4,682

(1) The bonus paid in fiscal 1999 were earned in fiscal 1998. $60,000 of Mr. Bitetti's 1999 bonus was accrued in fiscal 1998.

(2) The amounts in this column consist of the following: (1) personal use of Company car: Mr. Bitetti - $12,000 (2000), $12,000 (1999), $12,000 (1998);
     Ms. Baker - $3,200 (2000), $1,400 (1999); (b) life insurance premiums: Mr.
     Bitetti - $7,333 (2000), $6,358 (1999), $6,143 (1998); (c) medical insurance premiums: Mr. Bitetti - $5,279 (2000), $4,930 (1999), $4,400
     (1998); Ms. Baker - $8,658 (2000), $3,282 (1999).

(3)  Ms. Baker became an employee of the Company during October 1998.

     Option Grants

     The following table sets forth information regarding grants of options to and exercises of options by the Named Executives during the fiscal year ended June 30, 2000.

                              Option Grant Table

                                 Number of         Percentage of
                                 Securities         Total Options
                                 Underlying          Granted to
                                  Options           Employees in       Exercised Base
      Name                        Granted            Fiscal Year            Price          Expiration Date
      ----                        -------            -----------            -----          ---------------
Vincent J. Bitetti.............         0                ---                  ---                 ---
Tanya Baker....................    10,000                11%                $.315                3/1/10

     Option Exercises and Holdings

     The following table sets forth information concerning each exercise of a stock option during the fiscal year ended June 30, 2000 by each of the Named Executives and the number and value of unexercised options granted by the Company held by each of the Named Executives on June 30, 2000.

     Aggregate Options Exercised in Last Fiscal Year and Fiscal Year-End Option
      Values

                                                                       Number of
                                                                         Shares             Value of
                                                                       Underlying          Unexercised
                                                                       Unexercised         in-the-Money
                                                                       Options at           Options at
                            Number of                                    6/30/00             6/30/00
                              Shares             Value                Exercisable/         Exercisable/Un-
       Name                  Acquired          Realized(1)            Unexercisable        exercisable(2)
       ----                  --------          -----------            -------------        --------------
Vincent J. Bitetti....           0                 $0                      50,000/0             $0/$0

Tanya Baker...........           0                  0                  21,250/3,750             $0/$0

_______________
(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.

(2) Market value of the shares covered by in-the-money options on June 30, 2000, less the option exercise price.

     Employment Agreement

     The Company has entered into a Succession Agreement with Vincent J. Bitetti dated as of November 12, 1999, which was amended pursuant to an amendment dated as of April 15, 2000. Pursuant to the Separation Agreement, as amended, Mr. Bitetti serves as the Company's Chief Executive Officer, but has agreed to resign from this position on the earlier of (i) December 31, 2002 and (ii) the date of the appointment of a new Chief-Executive Officer. The Succession Agreement further provides that upon his resignation as Chief Executive Officer prior to December 31, 2002, Mr. Bitetti will be appointed to serve as Chairman of the Company until December 31, 2002.

     The Succession Agreement terminated Mr. Bitetti's Third Amended and Restated Employment Agreement, dated as of April 24, 1998 (the "Bitetti Employment Agreement"). The Succession Agreement, however, provides that Mr. Bitetti will remain entitled to receive substantially the same compensation and benefits to which he would have been entitled under the Bitetti Employment Agreement until December 31, 2002. A description of the compensation and benefits that Mr. Bitetti is entitled to receive pursuant to the Bitetti Employment Agreement, and which he remains entitled to receive by virtue of the Succession Agreement, is set forth below.

     The Bitetti Employment Agreement entitled Mr. Bitetti to receive annual base salary of $240,000 effective April 27, 1998, subject to annual increases in accordance with the Consumer Price Index (the "CPI") commencing on April 27, 1999. Currently, Mr. Bitetti is entitled to receive annual base salary of $252,836.

     Pursuant to the Bitetti Employment Agreement, Mr. Bitetti was entitled to receive a bonus in the following amounts if the Company attained the specified gross revenues for fiscal 2000:

                                                     Cumulative
          Gross Revenues                             Cash Bonus
          --------------                             ----------

          $19,200,000...............................   $ 25,000
           25,600,000...............................     75,000
           38,400,000...............................    125,000

     The gross revenue attainment levels required to receive each bonus level for each subsequent fiscal year were to increase by 60% annually.

     Pursuant to the Bitetti Employment Agreement, Mr. Bitetti was entitled to receive a bonus in the following amounts if the Company attained the specified gross profits for fiscal 1999:

                                                    Cumulative
          Gross Profits                             Cash Bonus
          -------------                             ----------

          $5,120,000...............................  $ 50,000
           5,760,000...............................    75,000
           6,400,000...............................   100,000

     The gross profit levels required to receive each bonus level for each subsequent fiscal year were to increase by 60% annually.

     The Bitetti Employment Agreement entitled Mr. Bitetti to receive a bonus in the following amounts if the Company attained the specified levels of pre-tax profitability (defined as annual earnings before interest, taxes, depreciation and amortization divided by gross revenues) for any fiscal year during the term of Mr. Bitetti's employment agreement:

                                                    Cumulative
          Profitability                             Cash Bonus
          -------------                             ----------

          10%......................................  $ 50,000
          15%......................................   100,000

     For the fiscal year ended June 30, 2000, Mr. Bitetti did not qualify to receive a bonus under any of the three standards described above.

     Mr. Bitetti was entitled to receive certain fringe benefits under the Bitetti Employment Agreement, including use of a Company automobile or automobile allowance, $5,000,000 in life insurance coverage (provided that in no event could the Company be required to pay a premium for such insurance in excess of $7,500 per year) and the right to participate in the Company's customary benefit plans. The Bitetti Employment Agreement further provided that following the voluntary or involuntary termination of his employment by the Company, Mr. Bitetti was entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. These registration rights could only become effective upon the voluntary or involuntary termination of Mr. Bitetti's employment with the Company. The Bitetti Employment Agreement further provided that if the Company employs a new Chief Executive Officer, Mr. Bitetti's salary could not be less than that of such new Chief Executive Officer, up to a maximum of $300,000.

     In addition, pursuant to the April 15, 2000 amendment to the Succession Agreement, the Company agreed to pay Mr. Bitetti (i) additional compensation of $100,000 during the remainder of calendar year 2000, and (ii) a bonus of $35,000 for each calendar quarter during which the Company during which the Company realizes a profit. No such bonus was earned for the quarter ended June 30, 2000, the first quarter for which Mr. Bitetti was eligible to receive this bonus.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Common Stock of the Company as of September 30, 2000 by (i) each of the Company's current directors and the Named Executives, (ii) all directors and Named Executives and other executive officers as a group and (iii) each person who is known to the Company to own, of record or beneficially, more than five percent of the Common Stock. Where the persons listed have the right to acquire additional shares of Common Stock through the exercise of options or warrants within 60 days, such additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership interests of any other person. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.


                                                           Shares Beneficially               Shares Beneficially
                                                             Owned Prior to                    Owned Assuming
                                                             Consummation of                   Consummation of
                                                           Subsequent Closing(12)             Subsequent Closing(12)
                                                           ----------------------             ----------------------
Name and Address of Beneficial Owner(1)                    Shares        Percent              Shares     Percent
---------------------------------------                    ------        -------              ------     -------

Current Directors
Vincent Bitetti (2)..............................       1,284,634(2)   11.99%              1,284,634(2)    5.67%
Richard Azevedo..................................          15,000(3)        *                113,472(5)        *
Mark A. James....................................          35,000(4)        *                133,472(6)        *
Samuel L. Poole..................................          15,000(3)        *                113,472(5)        *
John T. Wholihan.................................          17,000(3)        *                 17,000(3)        *

Other Named Executives
Tanya Baker......................................          21,250(7)        *                 21,250(7)        *
All directors and Named Executives and other
 executive officers as a group (8)(9)............       1,404,682      12.97%              1,700,098(10)   7.38%

Other Beneficial Owners
Louis A. Habash (11).............................       1,140,000      10.69%              1,140,000       5.05%
TDK USA Corporation..............................       4,750,000      44.55%             16,667,000      73.82%

______________

*    Less than 1%

(1) The address of the current directors and the other Named Executive is 26115 Mureau Road, Suite B, Calabasas, California 91302. The address of Louis Habash is 5075 Spyglass Hill Drive, Las Vegas, Nevada 89122. The address of TDK USA Corporation is 12 Harbor Park Drive, Port Washington, N.Y. 11050.

(2) Includes 50,000 shares of Common Stock issuable to Mr. Bitetti under presently exercisable options. Also includes 100,000 shares of Common Stock which Eric H. Winston is entitled to acquire from Mr. Bitetti pursuant to a presently exercisable option. Excludes 1,140,000 shares of Common Stock held by ASSI, Inc. as to which Mr. Bitetti has shared voting rights.

(3) Includes 15,000 shares of Common Stock issuable upon exercise of presently exercisable options. Excludes 83,472 shares vested to such director's account under the 1999 Director Stock Plan, as to which such director disclaims beneficial ownership.

(4) Includes 35,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(5) Includes options to purchase 15,000 shares of Common Stock issuable upon exercise of presently exercisable options, options to purchase 15,000 shares of Common Stock that will vest upon such director's removal from Board at Subsequent Closing and 83,472 shares of Common Stock that will vest upon such director's removal from Board at Subsequent Closing pursuant to the 1999 Director Stock Plan.

(6) Includes 35,000 shares of Common Stock issuable upon exercise of presently exercisable options, 15,000 shares of Common Stock that will vest upon removal from Board at Subsequent Closing and 83,472 Shares of Common Stock that will vest upon removal from Board at Subsequent Closing pursuant to the 1999 Director Stock Plan.

(7) Includes 21,250 shares of Common Stock issuable upon exercise of presently exercisable options.

(8) Includes 11,250 shares of Common Stock issuable to Jeff Court upon exercise of presently exercisable options and 5,548 shares of Common Stock issuable to Eugene Code upon exercise of presently exercisable options.

(9)  Includes 8 persons.

(10) Upon consummation of subsequent closing, Mr. Azeuedo, Mr. James and Mr. Poole will no longer be members of the Board of Directors of the company.

(11) Based on information set forth in the Schedule 13(D) filed by ASSI, Inc. with the Securities and Exchange Commission on April 11, 1998, all such Common Stock is owned of record by ASSI, Inc., of which Mr. Habash is the sole beneficial owner. Excludes 1,284,634 shares of Common Stock held by Vincent J. Bitetti as to which ASSI, Inc. has shared voting rights.

(12) On September 8, 2000, the Company and TDK USA Corporation ("TUC") had entered into a common stock purchase agreement pursuant to which TUC has agreed to purchase a total of 16,667,000 shares of Common Stock, for the purchase price of $.30 per share and an aggregate purchase price of $5,000,100. On September 11, 2000, TUC acquired 4,750,000 shares of Common Stock of the Company for an aggregate purchase price of $1,425,000. TUC has agreed to purchase an additional 11,917,000 of Common Stock (Subsequent Closing) for an aggregate purchase price of $3,575,100 immediately upon the filing of an amendment by the Company to increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Settlement Agreement

     On April 27, 1998 the Company entered into a Settlement Agreement (the "Settlement Agreement") dated as of April 24, 1998 with ASSI, Inc., NCD, Inc., The Boston Group, L.P., Vincent J. Bitetti, Ulrich E. Gottschling, Mark A. James and Robert G. Kalik. Pursuant to the Settlement Agreement the Company settled with prejudice two legal proceedings which were pending against it, its former Chairman and Chief Executive Officer Vincent J. Bitetti, and its former President and Chief Operating Officer Ulrich E. Gottschling, in Los Angeles Superior Court and which related to an attempted expansion of the Company's Board of Directors and the election of four persons to fill the expansion seats. In connection with the Settlement Agreement, the Company (i) exchanged 1,100,000 shares of its Common Stock for 4,816,657 common stock purchase warrants held by ASSI, Inc.; (ii) amended its Bylaws to provide for a seven-member Board of Directors and to permit resigning directors to vote on the appointment of their successors; (iii) appointed Richard Azevedo, Samuel L. Poole, Wayne M. Rogers and John T. Wholihan to fill vacancies on the Board of Directors; and (iv) entered into certain related agreements described below.

     Pursuant to the Settlement Agreement, ASSI, Inc., NCD, Inc., Louis Habash and the Company entered into a Lock-Up Agreement. Such agreement provided that during the year ending May 30, 1999, ASSI, Inc., NCD, Inc. and Louis Habash (who is the beneficial owner of all of the voting securities of ASSI, Inc. and NCD, Inc.) could not sell shares of the Common Stock beneficially owned by them in an aggregate amount in excess of an amount determined by a formula, which equates to the product of approximately 94,620 shares times the number of full months, commencing with the month of May 1998, elapsed since the settlement.

     Pursuant to the Settlement Agreement, the Company entered into a Third Amended and Restated Employment Agreement (the "Bitetti Employment Agreement," as previously defined) with Vincent J. Bitetti, which amended and restated Mr. Bitetti's prior employment agreement.

Voting Agreements

     Pursuant to the Underwriting Agreement (the "Underwriting Agreement") dated July 1, 1996 pertaining to the Company's initial public offering, the Company granted the underwriters for such offering, The Boston Group, L.P. and Joseph Stevens & Co., L.P., each the right to nominate from time to time one director of the Company or to have an individual designated thereby attend all Board meetings as a nonvoting advisor. In addition, Vincent J. Bitetti and Eric H. Winston agreed to vote all of their Common Stock in favor of the two director nominees selected by the underwriters. The voting agreement with the underwriters will terminate on July 8, 2001. Effective November 20, 1997, Joseph Stevens & Co., L.P. assigned to The Boston Group, L.P. its director nomination rights under the foregoing agreement.

     Pursuant to a Stockholder Voting Agreement (the "Stockholder Voting Agreement") dated as of April 30, 1996 among Vincent J. Bitetti, Eric H. Winston and ASSI, Inc., Messrs. Bitetti and Winston agreed to vote all of their Common Stock in favor of one director nominee selected by ASSI, Inc. and in favor of an amendment to the Company's Bylaws providing that the number of directors would be five, which provision could not be amended except with the consent of ASSI, Inc. In addition, ASSI, Inc. agreed to vote all of its shares of Common Stock for two directors nominated by Mr. Bitetti as long as he held at least 20 percent of the outstanding Common Stock, and for one director nominated by Mr. Bitetti for as long as he held at least ten percent but less than 20 percent of the outstanding Common Stock. The Stockholder Voting Agreement will terminate on the earlier of July 1, 2001 or the date when Messrs. Bitetti and Winston together cease to own at least ten percent of the Outstanding Common Stock. This condition will be satisfied as of the Subsequent Closing, whereupon the Stockholder Voting Agreement will terminate.

     Pursuant to the Settlement Agreement, the Company received the consent (the "Consent") of ASSI, Inc. to certain matters relating to the Stockholder Voting Agreement. Among other things, the Consent provides that as between the Company, ASSI, Inc., The Boston Group, L.P. and Vincent J. Bitetti, the nominees for the seven-person Board of Directors will be determined as follows: two persons may be nominated by Bitetti as long as he holds 750,000 or more shares of the Common Stock (but only one person, if Bitetti holds more than 500,000 and less than 750,000 shares, and no person if Bitetti holds 500,000 or fewer shares); one person may be nominated by ASSI, Inc. as long as it holds 500,000 or more shares of the Common Stock (but no person if ASSI, Inc. holds fewer than 500,000 shares); up to two persons may be nominated by The Boston Group, L.P. (including as assignee of the rights of Joseph Stevens & Co., L.P.) pursuant to the Underwriting Agreement so long as it may be in effect in pertinent part; one person (an "Expansion Member") may be nominated by Mr. Bitetti (subject to approval of such person by ASSI, Inc. (unless a renomination of a presently serving nominee)); and one person (another "Expansion Member") may be nominated by ASSI, Inc. (subject to approval of such person by Mr. Bitetti (unless a nomination of a presently serving nominee)). Each Expansion Member must be independent of the Company and the person nominating such Expansion Member, and must meet certain other requirements set forth in the Consent.

     The Consent is terminable at the option of ASSI, Inc. in the event of a breach of the Stockholder Voting Agreement, the Settlement Agreement or the Consent by the Company, Vincent J. Bitetti or Ulrich E. Gottschling prior to the termination of the Stockholder Voting Agreement. In the event of such termination, the authorized number of directors will be automatically reduced from seven to five at the next annual meeting of stockholders, and nominations and elections for the resulting five-member Board will be governed by the Stockholder Voting Agreement and the Underwriting Agreement, without regard to the Consent. The Consent terminates automatically upon the termination of the Stockholder Voting Agreement, which will occur as of the Subsequent Closing.

     Mr. Bitetti determined that it was in the Company's interests to limit the size of the Board, and therefore at the Company's most recent annual meeting of stockholders did not exercise his right to nominate one of the two persons he was then entitled to nominate pursuant to the Stockholder Voting Agreement and the Consent, and the Expansion Member he was then entitled to nominate as provided in the Consent. Accordingly, pursuant to the foregoing arrangements, the directors elected at the Company's most recent annual meeting of stockholders were nominated as follows:

     Vincent J. Bitetti as the nominee of Vincent J. Bitetti pursuant to the Stockholder Voting Agreement and the Consent

     Richard Azevedo and Samuel L. Poole as the two nominees of The Boston Group, L.P. pursuant to the Underwriting Agreement

     Mark A. James as the nominee of ASSI, Inc. pursuant to the Stockholder Voting Agreement and the Consent

     John T. Wholihan as the Expansion Member nominated by ASSI, Inc. as provided in the Consent

                                    PART IV

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

     9.2 Irrevocable Proxy of Vincent J. Bitetti to ASSI, Inc., dated April 30, 1996. [Filed as Exhibit 9.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     9.3 Irrevocable Proxy of Eric H. Winston to ASSI, Inc., dated April 30, 1996. [Filed as Exhibit 9.3 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     9.4 Irrevocable Proxy of ASSI, Inc. to Vincent J. Bitetti, dated April 30, 1996. [Filed as Exhibit 9.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     9.5 Irrevocable Proxy and Voting Agreement of Martin Meyer to Vincent J. Bitetti, dated May 4, 1994. [Filed as Exhibit 9.5 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     9.6 Irrevocable Proxy and Voting Agreement of Mark Lane to Vincent J. Bitetti, dated May 10, 1994. [Filed as Exhibit 9.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     9.7 Consent of ASSI, Inc., dated as of April 20, 1998, pursuant to the Voting Agreement, dated as of April 30, 1996, among ASSI, Inc., Vincent J. Bitetti and Eric H. Winston. [Filed as Exhibit 9.1 to the May 1998 Form 8-K Report and incorporated herein by reference.]
     10.1 Second Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of April 30, 1996. [Filed as Exhibit 10.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.2 Amended and Restated Employment Agreement of Ulrich E. Gottschling dated as of February 1, 1997. [Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (No. 333-24271, ("Registration Statement No. 333-24271") and incorporated herein by reference.]
     10.3  Sound Source Interactive, Inc. 1992 Stock Option Plan.  [Filed as
           Exhibit 10.4 to Registration Statement No. 33-80827and incorporated herein by reference.]
     10.4 Sound Source Interactive, Inc. and 1995 Stock Option Plan, as amended. [Filed as Exhibit A to the Registrant's Proxy Statement on
           Schedule 14A dated June 8, 1998 and incorporated herein by reference.]
     10.5 Warrant Agreement, dated as of September 26, 1995, among the Registrant, Sound Source Interactive, Inc., a California corporation (the "Subsidiary") and Financial West Group, Inc., corporation ("FWG"), as warrant agent. [Filed as Exhibit 10.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.6 Warrant Agreement, dated as of June 30, 1995, between the Registrant and FWG, as warrant agent. [Filed as Exhibit 10.7 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.7 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.8 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Ulrich Gottschling. [Filed as Exhibit 10.37 to Registration Statement No. 33-80827 and incorporated herein by reference.]
     10.9 Indemnification Agreement, dated as of October 1, 1996, between the Registrant and Mark A. James. [Filed as Exhibit 10.44 to Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 (the "1996 Form 10-KSB") and incorporated herein by reference.]
     10.10 Office Lease, dated as of March 4, 1997, between Arden Realty Limited Partnership and the Registrant. [Filed as Exhibit 10.24 to Registration Statement No. 333-24271 and incorporated herein by reference.]
     10.11 Factoring Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. [Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1997 (the "1997 Form 10-KSB") and incorporated herein by reference.].

     10.12 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of September 19, 1997, between the Registrant and Silicon Valley Financial Service, a division of Silicon Valley Bank. [Filed as
            Exhibit 10.26 to the 1997 Form 10-KSB and incorporated herein by reference.]
     10.13 Settlement Agreement, dated as of April 27, 1998, among the Registrant, ASSI, Inc., NCD, Inc., The Boston Group, LP, Vincent J. Bitetti, Ulrich E. Gottschling, Mark A. James and Robert G. Kalik [Filed as Exhibit 10.1 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.14 Lock-Up Agreement, dated as of April 27, 1998, among the Registrant, ASSI, Inc., NCD, Inc. and Louis Habash [Filed as Exhibit 10.2 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.15 Third Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of April 27, 1998 [Filed as Exhibit 10.3 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.16 Employment Memorandum of Ulrich E. Gottschling dated as of April 27, 1998 [Filed as Exhibit 10.4 to the May 1998 Form 8-K and incorporated herein by reference.]
     10.17 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and Richard Azevedo. [Filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 (the "1998 Form 10-KSB") and incorporated herein by reference.]
     10.18 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and Samuel L. Poole. [Filed as Exhibit 10.30 to the 1998 Form 10-KSB and incorporated herein by reference.
     10.19 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and John Wholihan. [Filed as Exhibit 10.32 to the 1998 Form 10-KSB and incorporated herein by reference.]
     10.20 Distribution and Republishing Agreement, dated as of June 8, 1998, between the Registrant and Iona Software Ltd. [Filed as Exhibit
            10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000 (the "1999 Form 10-KSB") and incorporated herein by reference.]
     10.21 Distribution and Republishing Agreement, dated as of November 1, 1998, between the Registrant and TDK Recording Media Europe. [Filed as Exhibit 10.21 to the 1999 Form 10-KSB and incorporated herein by reference.]
     10.22 Addendum to Distribution and Republishing Agreement, dated as of March 1, 1999, between the Registrant and TDK Recording Media Europe. [Filed as Exhibit 10.22 to the 1999 Form 10-KSB and incorporated herein by reference.]
     10.23 Electronic Software Distribution Agreement, dated as of July 1, 1998, between the Registrant and Digital River, Inc. [Filed as
            Exhibit 10.23 to the 1999 Form 10-KSB and incorporated herein by reference.]
     10.24 Joint Venture Agreement, dated as of July 31, 1998, between the Registrant and Morgan Creek Productions. [Filed as Exhibit 10.24 to the 1999 Form 10-KSB and incorporated herein by reference.]
     10.25 Distribution and Fulfillment Services Agreement, dated as of February 5, 1999, between the Registrant and Macmillan Digital Publishing. [Filed as Exhibit 10.25 to the 1999 Form 10-KSB and incorporated herein by reference.]
     10.26 Succession Agreement, dated November 12, 1999, between Vincent J. Bitetti and the Registrant. [Filed as Exhibit 10.1 to the to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.]
     10.27 1999 Director Stock Plan of the Registrant. [Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.]
     10.28 Amendment No. 1 to Succession Agreement, dated November 12, 1999, between Vincent J. Bitetti and the Registrant. [Filed as Exhibit
            10.1 to the to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.]
     10.29 Exclusive Distribution Agreement, dated February 28, 2000, between TDK Recording Media S.A. and the Registrant. [Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.]
     10.30 Purchase Agreement, dated September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit 10.1 to the Registrant's Form 8-K Report dated September 8, 2000 (the "September 2000 Form 8-K") and incorporated herein by reference.]
     10.31 Registration Rights Agreement, dated as of September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit
            10.3 to the September 2000 Form 8-K and incorporated herein by reference.]
     10.32 Lock-Up Agreement, dated September 8, 2000, between Vincent J. Bitetti and the Registrant. [Filed as Exhibit 10.2 to the September 2000 Form 8-K and incorporated herein by reference.]
     21.1   Subsidiaries of the Registrant.  [Filed herewith.]
     23.1   Consent of Deloitte & Touche, LLP.  [Filed herewith.]
     23.2   Consent of BDO Seidman, LLP.  [Filed herewith.]
     27.1   Financial Data Schedule.  [Filed herewith.]


     (b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K dated September 15, 2000 under
Item 5 describing a stock sale by the Company to TDK USA Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 11, 2000              SOUND SOURCE INTERACTIVE, INC.


                                     By /s/ Vincent J. Bitetti
                                        ----------------------------------------
                                        Vincent J. Bitetti, Chairman and interim
                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

     Signature                                           Title                               Date
     ---------                                           -----                               ----

/s/ Vincent J. Bitetti                   Chairman and interim Chief Executive          October 11, 2000
--------------------------------------   Officer (principal executive officer)
Vincent J. Bitetti

/s/ Jeffrey Court                        Vice President of Finance and,                October 11, 2000
--------------------------------------   Acting Chief Financial Officer
Jeffrey Court

/s/ Richard Azevedo                      Director                                      October 11, 2000
--------------------------------------
Richard Azevedo

/s/ Mark A. James                        Director                                      October 11, 2000
--------------------------------------
Mark A. James

/s/ Samuel L. Poole                      Director                                      October 11, 2000
--------------------------------------
Samuel L. Poole

/s/ John Wholihan                        Director                                      October 11, 2000
--------------------------------------
John Wholihan

No annual report or proxy materials have been sent to security holders. An annual report for the Company's fiscal year ended June 30, 2000 will be forwarded to stockholders.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          Page

Reports of Independent Certified Public Accountants                        1-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000 AND 1999 AND
 FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2000:

 Balance Sheets                                                             3

 Statements of Operations                                                   4

 Statements of Stockholders' Deficit                                        5

 Statements of Cash Flows                                                  6-7

 Notes to Consolidated Financial Statements                                8-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sound Source Interactive, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Sound Source Interactive, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



BDO SEIDMAN, LLP


Los Angeles, California
September 20, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sound Source Interactive, Inc.:

We have audited the accompanying consolidated balance sheet of Sound Source Interactive, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche, LLP

September 10, 1999

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------
ASSETS (Note 9)                                                                    2000             1999

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    165,227   $    857,143
  Accounts receivable, net of allowance for doubtful accounts of $1,271
    and $15,872 as of June 30, 2000 and 1999                                         275,248        575,521
  Inventories, net of reserve of $164,127 and $117,626 as of June 30,
    2000 and 1999 (Note 2)                                                           209,716        329,368
  Prepaid royalties                                                                  611,275      1,243,889
  Prepaid expenses and other                                                          80,869         35,803
  Software development cost (Note 1)                                               1,316,802        226,484
                                                                                ------------   ------------

          Total current assets                                                     2,659,137      3,268,208

PROPERTY AND EQUIPMENT (Note 3)                                                      144,520        245,274

OTHER ASSETS                                                                          13,733         16,762
                                                                                ------------   ------------
TOTAL                                                                           $  2,817,390   $  3,530,244
                                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $  1,785,296   $  1,998,512
  Accrued royalties                                                                1,295,715      1,750,601
  Deferred revenue                                                                   937,123         11,416
  Short-term borrowings (Note 9)                                                        -           331,043
  Current portion of capital lease obligations (Note 4)                                4,025           -
                                                                                ------------   ------------
          Total current liabilities                                                4,022,159      4,091,572

DEFERRED REVENUE, LONG TERM                                                        3,917,500      1,302,500
CAPITAL LEASE OBLIGATIONS (Notes 4)                                                    4,024           -
                                                                                ------------   ------------
          Total liabilities                                                        7,943,683      5,394,072
                                                                                ============   ============
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT (Notes 5 and 6):
   Common stock, $.001 par value; 20,000,000 shares authorized;
    5,911,796 and 5,869,402 shares issued and outstanding as of
    June 30, 2000 and 1999, respectively                                               5,912          5,869
  Warrants                                                                           559,928        559,928
  Additional paid-in capital                                                      14,316,259     14,302,877
  Accumulated deficit                                                            (20,008,392)   (16,732,502)
                                                                                ------------   ------------

          Total stockholders' deficit                                             (5,126,293)    (1,863,828)
                                                                                ------------   ------------

TOTAL                                                                           $  2,817,390   $  3,530,244
                                                                                ============   ============

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                                                         2000             1999          1998
REVENUES:
  Product sales                                                       $ 2,446,412    $ 4,556,442    $8,819,529
  Development fees and other                                              177,108         68,098        47,961
                                                                      -----------    -----------    ----------

           Net revenues                                                 2,623,520      4,624,540     8,867,490

COST OF SALES                                                           2,535,776      3,175,637     3,574,168
                                                                      -----------    -----------    ----------

GROSS PROFIT                                                               87,744      1,448,903     5,293,322
                                                                      -----------    -----------    ----------
OPERATING EXPENSES:
  General and administrative (Note 8)                                   1,549,877      1,828,381     1,839,386
  Research and development                                                957,215      1,356,867     1,580,413
  Sales and marketing                                                     789,281      2,177,248     2,045,312
  Compensation in connection with stock options issued for
    services rendered (Note 6)                                               -               -         323,351
                                                                      -----------    -----------    ----------

          Total operating expenses                                      3,296,373      5,362,496     5,788,462
                                                                      -----------    -----------    ----------

OPERATING LOSS                                                         (3,208,629)    (3,913,593)     (495,140)
                                                                      -----------    -----------    ----------

OTHER INCOME (EXPENSE):
 Interest income                                                            2,903          6,107        23,261
 Interest expense                                                         (59,944)       (70,194)      (24,521)
 Other income                                                                   0          3,250     1,000,000
 Other expense                                                             (7,820)        (1,600)         (800)
                                                                      -----------    -----------    ----------
      Total other income (expense)                                        (64,861)       (62,437)      997,940
                                                                      -----------    -----------    ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        (3,273,490)    (3,976,030)      502,800

PROVISION FOR INCOME TAXES (Note 7)                                         2,400          1,600         1,600
                                                                      -----------    -----------    ----------

NET INCOME (LOSS)                                                     $(3,275,890)   $(3,977,630)   $  501,200
                                                                      ===========    ===========    ==========

BASIC NET INCOME (LOSS) PER SHARE (Note 1)                            $    (0.55)    $     (0.68)   $     0.11
                                                                      ==========     ===========    ==========

DILUTED NET INCOME (LOSS) PER SHARE (Note 1)                          $    (0.55)    $     (0.68)   $     0.10
                                                                      ==========     ===========    ==========

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2000, 1999, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                        Common Stock                    Additional
                                                   ---------------------                 Paid-in       Accumulated
                                                   Shares         Amount    Warrants     Capital         Deficit
BALANCE, JULY 1, 1997                               4,409,099       4,409     1,104,925   13,424,622     (13,256,072)     1,277,884

  Issuance of common stock in connection with
    exercise of employee stock options (Note 6)       140,875         141                      6,002                          6,143

  Issuance of common stock in exchange for
    warrants  (Note 5)                              1,100,000       1,100      (544,997)     543,897

  Issuance of stock options for services                                                     323,351                        323,351

  Net income                                                -           -             -            -         501,200        501,200
                                                    ---------      ------    ----------  -----------    ------------    -----------

BALANCE, JUNE 30, 1998                              5,649,974       5,650       559,928   14,297,872     (12,754,872)     2,108,578

  Issuance of common stock in connection with
    exercise of employee stock options (Note 6)       219,428         219                      5,005                          5,224

  Net loss                                                  -           -             -            -      (3,977,630)    (3,977,630)
                                                    ---------      ------    ----------  -----------    ------------    -----------
BALANCE, JUNE 30, 1999                              5,869,402       5,869       559,928   14,302,877     (16,732,502)    (1,863,828)

  Issuance of common stock in connection with
    exercise of employee stock options (Note 6)        42,394          43                     13,382                         13,425

  Net loss                                                  -           -             -            -      (3,275,890)    (3,275,890)
                                                    ---------      ------    ----------  -----------    ------------    -----------

BALANCE, JUNE 30, 2000                              5,911,796      $5,912    $  559,928  $14,316,259    $(20,008,392)   $(5,126,293)
                                                    =========      ======    ==========  ===========    ============    ===========

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

----------------------------------------------------------------------------------------------------------

                                                                          2000          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(3,275,890)   $(3,977,630)   $   501,200
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                         125,547        182,446        144,014
    Gain on sale of property and equipment                                      -         (3,250)             -
    Stock options issued for services rendered                                  -              -        323,351
    Changes in operating assets and liabilities:
       Accounts receivable                                                300,273      1,807,611     (1,022,014)
       Inventories                                                        119,652         87,847       (188,538)
       Prepaid royalties                                                  632,614        622,155       (310,781)
       Prepaid expenses and other                                      (1,135,384)       (72,439)      (111,975)
       Accounts payable and accrued expenses                             (213,216)      (204,647)       874,898
       Accrued royalties                                                 (454,886)       135,439          4,721
       Deferred revenue                                                 3,540,707      1,268,916         33,000
                                                                      -----------    -----------    -----------

          Net cash provided by (used in) operations                      (360,583)      (153,552)       247,876
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (16,744)       (20,341)      (138,688)
  Proceeds from sale of property and equipment                                  -          5,000              -
  Other assets                                                              3,029         (1,059)        (1,150)
                                                                      -----------    -----------    -----------

          Net cash used in investing activities                           (13,715)       (16,400)      (139,838)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                               13,425          5,224          6,143
  Payments on capital lease obligations                                         -         (2,913)       (10,899)
  Proceeds from (Payment on) Short-term borrowing                        (331,043)       331,043              -
                                                                      -----------    -----------    -----------

          Net cash provided by (used in) investing activities            (317,618)       333,354         (4,756)
                                                                      -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (691,916)       163,402        103,282

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                       857,143        693,741        590,459
                                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                         $   165,227    $   857,143    $   693,741
                                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------

                                               2000          1999           1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid during the year for:
    Interest                                 $74,982        $61,650        $24,521
                                             =======        =======        =======

    Income taxes                             $ 2,400        $ 1,600        $ 1,600
                                             =======        =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 During the year end June 30, 2000, the Company entered into a capital lease obligation of $8,050 for equipment.

 During 1998, the Company issued 1,100,000 shares of common stock in exchange for 4,816,657 common stock purchase warrants held by ASSI, Inc.(see Note 5).

See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - Sound Source Interactive, Inc. (a Delaware Corporation incorporated on March 8, 1990), through its wholly owned subsidiaries, Sound Source Interactive Inc. (a California Corporation) and Biological Weapon Testing Laboratories, Inc. (BWTL), an inactive entity, (collectively, the "Company"), creates, develops, produces, publishes and distributes worldwide, interactive educational and entertainment software properties for personal computers and video game systems. Significant intracompany transactions and balances have been eliminated.

     Liquidity--The Company's previous independent accountants' report dated September 10, 1999, relating to the Company's financial statements for the year ended June 30, 1999 and 1998, contained a paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

     The Company incurred net losses of $3,275,890 and $3,977,630 for the fiscal years ended June 30, 2000 and 1999, respectively while the Company realized a net profit of $501,200 for the year ended June 30, 1998. The Company has not historically generated sufficient cash flows to fund operations, and has had to rely on debt and equity financings to fund operations. The Company had negative working capital of $1,363,022 and $823,364 at June 30, 2000 and 1999.

     The Company experienced a continual significant decrease in growth during the last fiscal year as compared to the prior fiscal year. The Company continues to search for new opportunities to obtain licenses and develop and sell products. Additionally, the Company is expanding from the Personal Computer Platform to embrace Dedicated Game Console Platforms such as Sony PlayStation and is seeking new distributors and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources. If the Company enters into agreements relating to such business opportunities in the future, the Company will require additional financing to fund its growth.

     Management has strengthened their distribution channels and product offerings to include Sony Playstation and Nintendo Game Boy to enable the Company to compete in the video game market place and raise the level of sales to sufficiently fund operations. During the fiscal year 2000, cash flow activity from operations show that the Company had invested more than $1.1 million in prepaid software development costs on newly released and upcoming titles. In 1999, the Company signed an agreement with TDK Recording Media ("TDK"), a global electronic components manufacturer with a distribution division of children's edutainment software. TDK had provided $3.95 million in the current fiscal year in accordance with this agreement and a new contract was signed in February 2000 for expanded future TDK development and distribution.

     On September 8, 2000, the Company entered into a common stock purchase agreement with TDK whereby the Company agrees to sell a total of 16,667,000 shares of common stock for a purchase price of $5,000,100. See Note 10.

     The Company relied substantially on TDK advances within the current year in order to meet their cash obligations. TDK has agreed to fund all cash shortfalls during the next year.

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

     The Company's major customer for the year ended June 30, 1998 was Simon & Schuster Interactive Distribution Services ("SSIDS"), accounting for 64% of consolidated revenues for the year ended June 30, 1998. In 1999 SSIDS transferred the Company's business to the Macmillan Distribution ("MD") division. MD accounted for 52% and 40% of the consolidated revenues for the years ended June 30, 1999 and 2000, respectively. TDK also accounted for 17% of consolidated revenues for the year ended June 30, 2000. Universal Home Video accounted for 22% of consolidated revenues for the year ended June 30, 1998, but did not account for more than 10% of consolidated revenues for the years ended June 30, 1999 or 2000.

     The Company's accounts receivable at June 30, 2000 of $275,248 are primarily due from Scholastic Inc., Navarre Corp., and TJ Maxx, owing 29%, 26% and 17%, respectively.

     JVC Disc America, Co. ("JVC") accounted for approximately 65% and 60% of consolidated purchases for the year ended June 30, 2000 and 1999, respectively. Wynalda Litho, Inc. also accounted for approximately 16% and 22% of consolidated purchases for the year ended June 30, 2000 and 1999, respectively. Way Forwarding Technologies accounted for 21% of consolidated accounts payable and accrued expenses as of June 30, 2000, while JVC accounted for 33% of consolidated accounts payable and accrued expenses for the year ended June 30, 1999.

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

     The Company periodically assesses the recoverability of prepaid royalties by determining whether the minimum guarantee will be recovered through anticipated future sales on a product-by-product basis. Any amounts not expected to be recovered are charged to operations in the period assessed by management. For the years ended June 30, 2000, 1999 and 1998, $608,819, $507,476, $225,000, respectively, of such royalties were written-off to cost of sales in the consolidated statements of operations.

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

     Software Development Costs - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed," the Company examines its software development costs after technological feasibility has been established to determine if capitalization is required. Once technological feasibility is established all software production costs will be capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to consumers. Capitalized software will be amortized based on the remaining estimated life of the product. As of June 30, 2000, capitalized software costs amounted to $1,316,802. No amortization has been expensed as the product(s) have not been completed nor available for distribution to consumers.

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

     Net Income (Loss) per Common Share - The computations of the weighted-average common shares and potential common shares used in the computation of basic and diluted EPS are as follows:

                                                              2000           1999           1998
     Basic EPS -
       Weighted-average common shares outstanding
         during the period                                  5,907,754      5,816,742      4,665,527
       Incremental shares assumed to be outstanding
         related to stock options granted                           -              -        343,836
                                                            =========      =========      =========

     Diluted EPS -
       Weighted-average common shares and
        potential common shares during the period           5,907,754      5,816,742      5,009,363
                                                            =========      =========      =========

     As of June 30, 2000, potential dilutive securities representing 6,755,192 shares of common stocks were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of 261,358 outstanding stock options, 6,253,824 stock warrants issued in the IPO, and 240,000 stock warrants issued to the underwriters.

     Warrants to purchase approximately 812,000, and 4,825,000 shares of the Company's common stock at $4.40-$5.80 per share were outstanding for the years ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the warrants were antidilutive.

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
     133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted FIN 44 in accounting for the stock options granted during the year ended June 30, 2000.

     Reclassifications - Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the current year's presentation.

2.   INVENTORIES

     Inventories consisted of the following as of June 30:

                                     2000           1999
     Finished goods                 113,681        229,992
     Raw materials (components)      96,035         99,376
                                   --------       --------

                                   $209,716       $329,368
                                   ========       ========


3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of June 30:

                                                                                 Useful
                                                     2000          1999          Lives

     Leasehold improvements                       $   7,781      $   7,781        5 years
     Computer equipment                             643,628        628,786      1.5 years
     Office furniture and equipment                  89,491         79,539        5 years
                                                  ---------      ---------

                                                    740,900        716,106
     Accumulated depreciation and amortization     (596,379)      (470,832)
                                                  ---------      ---------

                                                  $ 144,521      $ 245,274
                                                  =========      =========

     For the two years ended June 30, 2000 and 1999 depreciation expense was $125,547 and 182,947, respectively and was included within general and administrative expenses.

4.   COMMITMENTS AND CONTINGENCIES

     Employment Contracts - The Company has entered into letters of employment with four employees and a Succession Agreement with the CEO, including one officers, which expire on various dates through December 2002 and provide for certain expense allowances.

     Future minimum base salaries, by year and in the aggregate, consist of the following as of June 30, 2000:

     Years Ending
       June 30,
        2001      $   585,090
        2002          312,836
        2003          126,418
                  -----------

                  $ 1,024,344

     Certain of the employment agreements provide for commissions based on net revenues through calendar year 2000 only. Commissions under employment contracts for the years ended June 30, 2000, 1999 and 1998, amounted to $2,403, $42,632 and $53,086, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

     The Company and its officers and directors in the past have been, and in the future the Company and/or its officers and directors may be, involved in suits and actions incidental to the Company's business.

     Operating Leases - The Company leases its facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2002.

     The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets.Future minimum lease payments as of June 30, 2000, due through May 31, 2002 under such leases, are as follows:

      Operating     Lease           Rent    Deferred
        Leases     Payments       Expense     Rent

        2001         144,698        140,031   4,667
        2002         132,642        136,534   3,892
                    --------       --------  ------

                    $277,340       $276,565  $8,559
                    ========       ========  ======


     Rent expense under operating lease agreements totaled $150,573, $156,511 and $150,516 for the years ended June 30, 2000, 1999 and 1998, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

     Capital Leases - The Company leased certain equipment and computers under a capital lease obligation with interest at the rate of 13.0 per annum.

     Distribution Agreements - On June 1, 1996, the Company entered into a two-year distribution services agreement with SSIDS, which terminated on May 31, 1998. Until February 5, 1999, when the Company signed a new contract with MD, they operated with no formal distribution agreement with these entities. The agreement grants MD exclusive right to sell, distribute and provide inventory, warehousing and fulfillment services for the Company's licensed products, in certain defined markets and territories.

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

     On March 14, 2000, the Company entered into a national sales representation agreement with Strategic Marketing Partners, a leading manufacturers product representation firm. Simultaneously, the Company's exclusive distribution agreement with Macmillan Digital Publishing was terminated and an orderly transition (as contemplated in the agreement) took place. Macmillan's capabilities (sales and distribution) do not include the ability to sell or distribute video game software as contemplated by the Company. The Company will manage the Strategic Marketing Partners sales force via a VP of National Sales and sign up retailers and independent (non-exclusive) distributors as necessary.

     Development Contracts - Periodically, the Company enters into certain agreements with software developers whereby for specified development services the Company will pay a fixed fee and/or a percentage of sales of the product developed. For the years ended June 30, 2000, 1999 and 1998, the Company paid a total of $1,351,000, $342,651 and $408,016, respectively, under such agreements that are included in research and development expenses in the consolidated statements of operations.

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

     The exercise price and number of common stock shares deliverable related to the warrants issued in connection with the IPO are subject to adjustment. The events that would trigger an adjustment are as follows: sale of common stock for a consideration per share less than the Purchase Price, the issuance of stock dividends to holders of common stock, a stock split or a reverse stock split. Subsequent to June 30, 2000, the Company entered into a transaction with TDK (Note 10) which triggered such an adjustment. The Company is currently in the process of evaluating the effect on the Purchase Price and number of redemable warrants.

6.   STOCK OPTIONS AND WARRANTS

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

     For the year ended June 30, 1998, an aggregate of $323,351 was charged to operating expenses for the options vested during 1998. No compensation expense was charged to operating expenses for the year ended June 30, 1999 and 2000 because all options were vested at June 30, 1998.

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

     The 1999 Directors Stock Option Plan

     Pursuant to the 1999 Director Stock Plan (the "1999 Plan"), each non-employee director receives nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to the 1995 Plan. Each option granted to a non-employee director vests and becomes exercisable as to 50 percent of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50 percent on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options is equal to 100 percent of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Plan or the 1999 Plan, as applicable.

     The following table summarizes option transactions during the three years ended June 30, 2000 under both of the aforementioned plans:

                                                     Weighted-
                                                      Average
                                        Number         Price
                                       of Shares      per Share

     Balance, July 1, 1997              1,018,864      $2.32
       Granted                            771,099      $1.75
       Exercised                         (140,875)     $0.06
       Canceled                          (593,193)     $3.91
                                       ------------  --------

     Balance, June 30, 1998             1,055,895      $1.34
       Granted                             60,000      $0.72
       Exercised                         (219,428)     $0.06
       Canceled                          (231,248)     $1.48
                                       ------------  --------

     Balance, June 30, 1999               665,219      $1.66
       Granted                             90,000      $0.30
       Exercised                          (42,394)     $0.07
       Canceled                          (451,457)     $1.64
                                       ------------  --------

     Balance, June 30, 2000               261,368      $1.48
                                       ============  ========


     The following summarizes pricing and term information for options outstanding as of June 30, 2000:


                                             Options Outstanding                   Options Exercisable
                                ----------------------------------------------------------------------------
                                                  Weighted-
                                    Number         Average      Weighted-                       Weighted-
          Range of                Outstanding      Remaining     Average        Exercisable      Average
          Exercise                at June 30,     Contractual    Exercise       at June 30,     Exercise
           Prices                    2000            Life         Price            2000           Price
$0.06                                14,937           4.0        $ 0.06            14,937        $ 0.06
$0.625 - $1.1875                    156,431           4.9        $ 0.56            95,556        $ 0.64
$2.094 - $2.50                       55,000           4.0        $ 2.28            55,000        $ 2.28
$4.5625 - $5.00                      35,000           3.4        $ 4.88            35,000        $ 4.88
                                 ----------                                    ----------
                                    261,368           4.5        $ 1.48           200,493        $ 1.79
                                 ==========                                    ==========


     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 2000, 1999 and 1998 pursuant to SFAS No. 123 was approximately $ 18,700, $33,140 and $538,027, respectively. Had the Company adopted SFAS No. 123, pro forma net income (loss) would have been ($3,594,653), ($4,291,717) and $195,398 and pro forma basic net income
     (loss) per share would have been $(0.61), $(0.74) and $0.04 for 2000, 1999 and 1998, respectively. The fair value of each option grant in 2000 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, volatility of 30%, a risk-free interest rate of 5.64%, and expected option lives of four years.

     The fair value of each option grant in 1999 and 1998 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, volatility of 111%, a risk-free interest rate of 5.81%, and expected option lives of four years.

     As of June 30, 2000, the Company had 6,253,824 stock warrants issued in the IPO at an exercise price of $4.40 and 240,000 stock warrants issued to the underwriters at an exercise price of $5.80.

7.   INCOME TAXES

     The provision for income taxes for the years ended June 30, 2000, 1999 and 1998 comprises minimum state taxes only.

     A reconciliation of the provision for income taxes with the expected income tax (benefit) provision computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes for the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                            2000           1999         1998
     Income tax (benefit) computed at federal
       statutory tax rate                              $(1,112,986)   $(1,392,174)   $ 175,700
     State and local taxes                                   2,400          1,600        1,600
     Expenses not deductible for income
       tax purposes                                          2,810         30,270        7,603
     Limitation of net operating loss carry-forward
       per IRC 382                                       1,083,082              -            -
     Other                                                       -       (268,977)       9,362
     Change in the valuation allowance                      27,094      1,630,881     (192,665)
                                                       -----------    -----------    ---------

                                                       $     2,400    $     1,600    $   1,600
                                                       ===========    ===========    =========


     The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets as of June 30, 2000 and 1999 are as follows:

                                                  2000                1999
     Reserves and accrued liabilities        $   267,987         $   118,856
     Deferred Revenue                        $ 2,090,430               -
     Net operating loss carryforwards          2,397,293           4,609,760
     Valuation allowance                      (4,755,710)         (4,728,616)
                                             -----------         -----------

                                             $      -            $     -
                                             ===========         ===========


     At June 30, 2000, the Company had federal and state net operating loss carry-forwards of approximately $6,000,000 and $3,000,000, respectively, available to offset future taxable federal and state income, respectively. The federal and state carry-forwards expire in varying amounts through 2020 and 2005, respectively.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during fiscal 1997, as a result of the IPO, caused the limitation of the Company's net operating loss carry-forwards. Approximately 67% ($8,200,000) of the net operating loss carry-forward was subject to limitation.

8.   RELATED-PARTY TRANSACTIONS

     A Director performed legal services on behalf of the Company. The Company incurred approximately $250,000 for the year ended June 30, 1998 which is included in general and administrative expenses. No such expenses were incurred for the fiscal years ended 2000 and 1999.

9.   LINE OF CREDIT

     In September 1997, the Company entered into a factoring agreement with Silicon Valley Financial Services. The factoring agreement provides for borrowings of up to $1,500,000 of the Company's qualified accounts receivable balance, as defined in the agreement, at a rate of 1.75% per month of the average gross daily factoring account balance. The credit is secured by all the assets of the Company and can be terminated by either party upon 30 days notice. As of June 30, 2000, the Company had no outstanding borrowings under the line of credit and is in the process of obtaining renewal through September 30, 2001.

10.  SUBSEQUENT EVENTS

     On September 8, 2000, Sound Source Interactive, Inc. (the "Company") and TDK USA Corporation, a New York corporation ("TDK"), entered into a common stock purchase agreement (the "Purchase Agreement"), pursuant to which TDK agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of common stock, par value $.0001 per share of the Company (the "Common Stock"), for the purchase price $.30 per share and an aggregate purchase price of Five Million One Hundred Dollars ($5,000,100). The Purchase Agreement contains representations, warranties, covenants, and conditions customary for a transaction of this size and nature.

     Upon the execution of the Purchase Agreement, TDK acquired 4,750,000 shares of Common Stock for an aggregate purchase price of $1,425,000 (the "Initial Closing"). Pursuant to the Purchase Agreement, TDK has agreed to purchase an additional 11,917,000 shares of Common Stock for an aggregate purchase price of $3,575,100 (the "Subsequent Closing"). The Subsequent Closing is subject to the satisfaction of certain conditions, including (i) the filing of amendments to the Company's Certificate of Incorporation (the "Charter Amendment") to (a) change the name of the Company to "TDK Mediactive, Inc." and (b) increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000 and (ii) (a) the resignation of each of Richard Azevedo, Mark A. James and Samuel L. Poole as directors of the Company and (b) the resulting vacancies having been filled by the remaining directors appointment of nominees designated by TDK. In the event that the directors described above shall not have resigned as of the Subsequent Closing, TDK may waive such condition and execute a Written Consent of Stockholders of the Company for the purpose of removing from office those directors and electing in their place the TDK nominees. There can be no assurance that all of the conditions will be satisfied and that the Subsequent Closing will occur on the terms set forth herein or at all.

     Following the consummation of the Initial Closing, TDK became the Company's largest stockholder owning approximately 45% of the outstanding Common Stock. Upon the consummation of the Subsequent Closing and based upon the number of shares of Common Stock currently outstanding, TDK will own approximately 74% of the outstanding Common Stock.

     Simultaneous with the Initial Closing, the Company and TDK entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted to TDK certain registration rights with respect to the Common Stock purchased and owned by TDK pursuant to the Purchase Agreement.

     Furthermore, simultaneous with the Initial Closing, the Company, TDK and Mr. Vincent J. Bitetti entered into a lock-up agreement (the "Lock-Up Agreement"), whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds.

     The exercise price and number of common stock shares deliverable related to the warrants issued in connection with the IPO are subject to adjustment. The events that would trigger an adjustment are as follows: sale of common stock for a consideration per share less than the Purchase Price, the issuance of stock dividends to holders of common stock, a stock split or a reverse stock split. Subsequent to June 30, 2000, the Company entered into a transaction with TDK (Note 10) which triggered such an adjustment. The Company is currently in the process of evaluating the effect on the Purchase Price and number of redemable warrants.

                                     *****