Form 10QSB
period 2000-09-30
SOUND SOURCE INTERACTIVE INC /DE/
filed 2000-11-14
CIK 907237

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

XXX Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2000
                                ------------------

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

Yes ___XXX____  No ___________

     The number of shares outstanding of the issuer's common stock as of November 10, 2000 was 10,661,796.

     Transitional Small Business Disclosure Format (check one):

                          Yes _________  No ___XXX____

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                       FOR THE THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 2000 AND 1999

                                     INDEX


                                                                   Page No.
                                                                   -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2000             3

Condensed Consolidated Statements of Operations - Three month
  periods ended September 30, 2000 and 1999                           4

Condensed Consolidated Statements of Cash Flows - Three month
  periods ended September 30, 2000 and 1999                           5

Notes to the Condensed Consolidated Financial Statements              6

ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 8

Special Considerations                                               12


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                            13


                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000

                                    ASSETS


Current Assets:
     Cash and cash equivalents                           $    365,562
     Accounts receivable - net                                974,320
     Inventory - net                                          451,876
     Prepaid royalties                                        627,737
     Prepaid expenses and other                               428,200
     Software development costs                             2,237,822
                                                         ------------

     Total current assets                                   5,085,517

Property and equipment - net                                  148,859

Other Assets                                                   13,733
                                                         ------------

TOTAL ASSETS                                             $  5,248,109
                                                         ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

     Accounts payable and accrued expenses               $  1,453,926
     Accrued royalties                                      1,226,492
     Current portion of capital lease obligations               3,019
     Deferred revenue                                       2,253,271
                                                         ------------

     Total current liabilities                              4,936,708

Long Term Liabilities
     Capital lease - long term                                  4,024
     Deferred revenue - long term                           3,855,000
                                                         ------------

Total Liabilities                                           8,795,732

Stockholders' Deficit:
     Common stock - $.001 par value, 20,000,000 shares
       authorized, 10,661,796 shares issued and
       outstanding                                             10,662
     Warrants                                                 559,928
     Additional paid-in capital                            15,736,509
     Accumulated deficit                                  (19,854,722)
                                                         ------------

     Total stockholders' deficit                           (3,547,623)
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  5,248,109
                                                         ============


           See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,



                                                           2000          1999
                                                           ----          ----
Net revenues                                         $1,235,819    $1,294,313
Cost of sales                                           495,943       737,497
                                                     ----------    ----------

Gross profit                                            739,876       556,816
                                                     ----------    ----------

Operating costs and expenses:

 General and administrative                             393,998       394,084
 Research and development                               249,603       329,605
 Sales and Marketing                                    154,531       279,634
                                                     ----------    ----------
Total operating costs and expenses                      798,132     1,003,323

Operating loss                                          (58,256)     (446,507)

Other income (expense)                                  211,925       (15,143)
                                                     ----------    ----------

Income (loss) before provision for income taxes         153,669      (461,650)

Provision for income taxes                                    0           800
                                                     ----------    ----------

Net income (loss)                                    $  153,669    $ (462,450)
                                                     ==========    ==========

Basic income (loss) per common share                 $     0.02    $    (0.08)
                                                     ==========    ==========
Diluted income (loss) per common share               $     0.02    $    (0.08)
                                                     ==========    ==========

Weighted average number of common
 shares outstanding - Basic                           6,944,405     5,885,406
                                                     ==========    ==========

Weighted average number of common
 shares outstanding - Diluted                         6,984,802     5,885,406
                                                     ==========    ==========


           See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                                                                   2000         1999
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   153,669    $(462,450)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation and amortization                                26,741       38,625
    Changes in operating assets and liabilities:
      Accounts receivable                                      (699,072)    (383,050)
      Inventories                                              (242,160)    (138,964)
      Prepaid royalties                                         (16,462)    (150,152)
      Prepaid expenses and other                               (347,332)     (10,505)
      Software development costs                               (921,020)           -
      Accounts payable and accrued expenses                    (331,369)     (32,872)
      Accrued Interest                                                0         (750)
      Accrued royalties                                         (69,223)    (183,118)
      Capital leases                                             (1,006)      12,074
      Deferred revenue                                        1,253,648      520,895
                                                            -----------    ---------

Net cash used by operating activities                        (1,193,586)    (790,267)
                                                            -----------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                           (31,079)     (11,473)
  Other Assets                                                        0        3,533
                                                            -----------    ---------

Net cash used from investing activities                         (31,079)      (7,940)

Cash flows from financing activities:
  Proceeds from issuance of common stock                      1,425,000       10,775
  Payments on capital lease obligations                               0         (711)
  Short terms advances                                                0      198,500
                                                            -----------    ---------

Net cash provided by financing activities                     1,425,000      208,564
                                                            -----------    ---------

Net change in cash and cash equivalents                         200,335     (589,643)
Cash and cash equivalents, beginning of period                  165,227      857,143
                                                            -----------    ---------

Cash and cash equivalents, end of period                    $   365,562    $ 267,500
                                                            ===========    =========

Supplement disclosure of cash flow information -

Cash paid during the period for:
 Interest                                                   $       549    $   9,273
                                                            ===========    =========
 Income taxes                                               $         0    $       0
                                                            ===========    =========

           See notes to condensed consolidated financial statements.

                SOUND SOURCE INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Basis of Presentation
---------------------

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

Accounts Receivable
--------------------

As of September 30, 2000, $298,497 or 30.6 percent and $259,456 or 26.6 percent of the net accounts receivable balance is due from Navarre and Toys R Us, respectively

Determination of Earnings (Loss) Per Share Computation
------------------------------------------------------

During the three-month period ended September 30, 1999, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are antidilutive and were therefore excluded from the computations of EPS. During the three-month period ended September 30, 2000, options to purchase 52,789 shares of common stock are included in the above diluted earnings per share computation for the three month period ended September 30, 2000. Options to purchase 168,931 shares of common stock were excluded from the above diluted earnings per share computation for the three month period ended September 30, 2000 as their inclusion would have been anti-dilutive.

Stockholder Equity
------------------

On September 8, 2000, the Company and TDK USA Corporation ("TDK USA") entered into a common stock purchase agreement (the "Purchase Agreement"), pursuant to which TDK USA agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of the Company's common stock for the purchase price $.30 per share and an aggregate purchase price of $5,000,100. The Purchase Agreement contains customary representations, warranties, covenants, and conditions. Upon the execution of the Purchase Agreement, TDK USA acquired 4,750,000 shares of the Company's common stock for an aggregate purchase price of $1,425,000 (the "Initial Closing"). Pursuant to the Purchase Agreement, TDK USA has agreed to purchase an additional 11,917,000 shares of common stock for an aggregate purchase price of $3,575,100 (the "Subsequent Closing"). The Subsequent Closing is subject to the satisfaction of certain conditions, including: (i) the filing of amendments to the Company's Certificate of Incorporation (the "Charter Amendment") to (a) change the name of the Company to "TDK Mediactive, Inc." and
(b) increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000 and (ii) (a) the resignation of each of Richard Azevedo, Mark A. James and Samuel L. Poole as directors of the Company and (b) the resulting vacancies having been filled by the remaining directors appointment of nominees designated by TDK USA. In the event that the directors described above shall not have resigned as of the Subsequent Closing, TDK USA may waive such condition and execute a Written Consent of Stockholders of the Company for the purpose of removing from office those directors and electing in their place the TDK USA nominees. There can be no assurance that all of the conditions will be satisfied and that the Subsequent Closing will occur on the terms set forth herein or at all.

Following the consummation of the Initial Closing, TDK USA became the Company's largest stockholder owning approximately 45 percent of the outstanding Common Stock. Upon the consummation of the Subsequent Closing and based upon the number of shares of Common Stock currently outstanding, TDK will own approximately 74 percent of the outstanding Common Stock.

Simultaneous with the Initial Closing, the Company and TDK USA entered into a registration rights agreement pursuant to which the Company granted to TDK USA certain registration rights with respect to the Common Stock purchased and owned by TDK USA pursuant to the Purchase Agreement.

Furthermore, simultaneous with the Initial Closing, the Company, TDK USA and Vincent J. Bitetti entered into a lock-up agreement, whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds.

Subsequent Event
----------------

On November 3, 2000, the Company entered into a Loan and Security Agreement with TDK USA, whereby TDK USA agreed to loan to the Company up to $1,000,000 on an as-needed basis to be utilized for working capital purposes. To secure its obligations under the Loan and Security Agreement, the Company granted TDK USA a security interest in certain personal property consisting primarily of amounts advanced to the Company by TDK Europe. Borrowings under the Loan and Security Agreement will bear interest at the prime rate, and will be due on the earlier of March 31, 2001 and the date of the Subsequent Closing under the Purchase Agreement between the Company and TDK USA described above. In lieu of requiring repayment of the loan in cash, TDK USA may, at its sole option, instruct the Company to apply the outstanding principal balance of and all accrued but unpaid interest on the loan toward TDK USA's payment for common stock of the Company on the date of the Subsequent Closing pursuant to the Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report.

CAUTIONARY STATEMENTS

From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial, and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, the availability of capital to fund operations, including expenditures for new equipment, risks related to the Company's ability to successfully implement its revised business strategy, the loss of significant customers and contracts, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including those set forth below under "Special Considerations."

All statements herein that are not statements of historical fact are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from management's expectations ("Cautionary Statements") are disclosed in this Report. All written forward-looking statements by or attributable to management in this Report are expressly qualified in their entirety by the Risk Factors and Cautionary Statements. Investors must recognize that events could turn out to be significantly different from what management currently expects.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Revenues. Net revenues decreased slightly by 4.5 percent from $1,294,313 for the three months ended September 30, 1999 to $1,235,819 for the three months ended September 30, 2000. Sales for this period are largely due to revenues generated from the Company's first release on the Sony Playstation console platform entitled "The Land Before Time: Return to the Great Valley", accounting for $305,242 or 24.7 percent of net sales and the continued revenue generated from previously released CD ROM "Land Before Time" titles, totaling $373,061 or
30.19 percent of net sales for the three month period ended September 30, 2000.

The Company's video game business has been funded largely via a series of advances from TDK Recording Media Europe ("TDK Europe"). Net sales for the three months ended September 30, 2000 also included revenue of $212,500 from TDK Europe, representing a non-refundable contract guarantee against the Company's international republishing and distribution agreement. The Company has recognized revenue only when certain milestones and passage of time have occurred. The Company has $6,080,000 in deferred revenue at September 30, 2000 related to these agreements. The agreement with TDK Europe extends through February 28, 2005. The Company has established a reserve for product returns that it believes to be adequate based upon historical return data and its analysis of current customer inventory levels and sell through rates.

Cost of Sales. Cost of sales as a percentage of net sales decreased to 40.1 percent from 57.0 percent during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease is primarily due to (a) the Company's change to direct distribution and (b) the Company's concerted effort to hold down product costs and closely monitor related manufacturing costs. On March 14, 2000, the Company entered into a national sales representation agreement with Strategic Marketing Partners, a leading manufacturers product representation firm. Simultaneously, the Company's exclusive distribution agreement with Macmillan Digital Publishing was terminated. Macmillan's capabilities (sales and distribution) do not include the ability to sell or distribute video game software as contemplated by the Company. The Company's VP of National Sales will manage the Strategic Marketing Partners sales force and the Company intends to sign up retailers and independent (non-exclusive) distributors as necessary.

General and Administrative. General and administrative expenses remained relatively unchanged for the three months ended September 30, 1999 as compared to the three months ended September 30, 2000. During the current period, expenditures related to payroll and professional fees increased slightly and were offset by decreases in recorded depreciation expenses.

Research and Development. Research and development costs decreased by 24.3 percent from $329,605 during the three months ended September 30, 1999 to $249,603 for the three months ended September 30, 2000, and decreased as a percentage of sales from 25.4 percent to 20.2 percent, respectively. The decrease in costs is primarily attributable to a reduction in the number of new products released as compared to that of the prior comparable period.

Sales and Marketing. Sales and marketing expenses decreased by 44.7 percent from $279,634 for the three months ended September 30, 1999 to $154,531 for the three months ended September 30, 2000, and decreased as a percentage of sales
from 21.6 percent to 12.5 percent, respectively.   This decrease is primarily
due to the transition period following the signing of Strategic Marketing Partners as the Company's national sales representative. We anticipate marketing and sales expenses to increase as the Company becomes more active in the release of its new game console platform releases and related promotion efforts.

Other Income (Expense). Other income increased from an expense of $15,143 for the three months ended September 30, 1999 to income of $211,925 for the three months ended September 30, 2000. This increase in other income is largely due to a settlement with Macmillan Digital Publishing (MDP) in regards to claims that the Company owed MDP for sales returns of which the Company disputed. The Company accrued $660,972 at June 30, 2000 for this sales returns reserve. The Company has reached an agreement with MDP to settle the outstanding returns claim made by MDP in the amount of $450,000, thereby recording $210,972 of other income.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had working capital of $148,809 in comparison to a negative working capital amount of $1,363,022 at June 30, 2000. Cash and cash equivalents also increased by $202,335 as a result of advances being received from TDK Europe representing non-refundable contract guarantees pursuant to the Company's international republishing and distribution agreement with TDK Europe.

The Company continues to search for new opportunities to obtain licenses and develop and sell products. Additionally, the Company has expanded from the Personal Computer Platform to embrace Dedicated Game Console Platforms such as Sony PlayStation and is seeking new distributors and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources. If the Company enters into agreements relating to such business opportunities in the future, the Company will require additional financing to fund its growth.

The Company has augmented its product offerings to include Sony Playstation and Nintendo Game Boy to enable the Company to compete in the video game market place and raise the level of sales to sufficiently fund operations. During the fiscal year 2000, cash flow activity from operations show that the Company had invested $921,020 in prepaid software development costs on newly released and upcoming titles. In 1999, the Company signed an agreement with TDK Europe a global electronic components manufacturer with a distribution division of children's consumer software. TDK Europe has provided $1.475 million in the current fiscal year in accordance with this agreement and a new contract was signed in February 2000 for expanded future TDK Recording Media development and distribution.

   On September 8, 2000, the Company and TDK USA entered into the Purchase Agreement, pursuant to which TDK USA agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of the Company's common stock for the purchase price $.30 per share and an aggregate purchase price of $5,000,100. The Purchase Agreement contains customary representations, warranties, covenants, and conditions. Upon the execution of the Purchase Agreement, TDK USA acquired 4,750,000 shares of the Company's common stock for an aggregate purchase price of $1,425,000 (the "Initial Closing"). Pursuant to the Purchase Agreement, TDK USA has agreed to purchase an additional 11,917,000 shares of common stock for an aggregate purchase price of $3,575,100 (the "Subsequent Closing"). The Subsequent Closing is subject to the satisfaction of certain conditions, including (i) the filing of amendments to the Company's Certificate of Incorporation (the "Charter Amendment") to (a) change the name of the Company to "TDK Mediactive, Inc." and (b) increase the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000 and (ii) (a) the resignation of each of Richard Azevedo, Mark A. James and Samuel L. Poole as directors of the Company and (b) the resulting vacancies having been filled by the remaining directors appointment of nominees designated by TDK USA. In the event that the directors described above shall not have resigned as of the Subsequent Closing, TDK USA may waive such condition and execute a Written Consent of Stockholders of the Company for the purpose of removing from office those directors and electing in their place the TDK USA nominees. There can be no assurance that all of the conditions will be satisfied and that the Subsequent Closing will occur on the terms set forth herein or at all.

Following the consummation of the Initial Closing, TDK USA became the Company's largest stockholder owning approximately 45 percent of the outstanding Common Stock. Upon the consummation of the Subsequent Closing and based upon the number of shares of Common Stock currently outstanding, TDK will own approximately 74 percent of the outstanding Common Stock.

Simultaneous with the Initial Closing, the Company and TDK USA entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted to TDK USA certain registration rights with respect to the Common Stock purchased and owned by TDK USA pursuant to the Purchase Agreement.

Furthermore, simultaneous with the Initial Closing, the Company, TDK USA and Vincent J. Bitetti entered into a lock-up agreement, whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds.

The Company has relied substantially on TDK Europe advances within the current year in order to meet its cash obligations. TDK USA has agreed to fund all cash shortfalls during the current fiscal year.

On November 3, 2000, the Company entered into a Loan and Security Agreement with TDK USA, whereby TDK USA agreed to loan to the Company up to $1,000,000 on an as-needed basis to be utilized for working capital purposes. To secure its obligations under the Loan and Security Agreement, the Company granted TDK USA a security interest in certain personal property consisting primarily of amounts advanced to the Company by TDK Europe. Borrowings under the Loan and Security Agreement will bear interest at the prime rate, and will be due on the earlier of March 31, 2001 and the date of the Subsequent Closing under the Purchase Agreement between the Company and TDK USA described above. In lieu of requiring repayment of the loan in cash, TDK USA may, at its sole option, instruct the Company to apply the outstanding principal balance of and all accrued but unpaid interest on the loan toward TDK USA's payment for common stock of the Company on the date of the Subsequent Closing pursuant to the Purchase Agreement.

     The Company's factoring agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank, provides the Company with borrowing availability of up to 85 percent of the Company's qualified gross domestic accounts receivable, not to exceed $1,500,000 in the aggregate, at a rate of
1.75 percent per month of the average gross daily factoring account balance. The credit agreement is renewed annually and is secured by all the assets of the Company. The agreement expired on September 30, 2000. The Company had no outstanding borrowings under the agreement and is in the process of obtaining a renewal through September 30, 2001.


SPECIAL CONSIDERATIONS

The Company does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties among others, should be considered in evaluating its growth outlook.

Consumer Preferences. Consumers ultimately determine the success of consumer software products. Not every product will obtain consumer acceptance and have sell through rates sufficient to recover manufacturing, development and marketing costs associated with the product. If consumer acceptance is not achieved, the Company may be required to abandon capitalized development costs and guaranteed royalty payments and may be required to destroy excess inventory. The Company records a reserve for product returns based upon its prior experience in the consumer software market and on current market conditions, including sell-through information obtained from retailers. There can be no assurance that future actual returns will not exceed the reserved amounts at September 30, 2000.

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




                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------
10.1            Purchase Agreement, dated as of September 8, 2000, by and
                between Sound Source Interactive, Inc. and TDK USA Corporation
                (incorporated by reference to Exhibit 10.1 to the Form 8-K report of Sound Source Interactive, Inc., dated September 8,
                2000, filed with the SEC on September 15, 2000 (the "September
                8, 2000 8-K).

10.2 Lock-Up Agreement, dated as of September 8, 2000, by and among Sound Source Interactive, Inc., TDK USA Corporation and Vincent
                J. Bitetti (incorporated by reference to Exhibit 10.2 to the September 8 2000 8-K).

10.3 Registration Rights Agreement, dated as of September 8, 2000, by and between Sound Source Interactive, Inc. and TDK USA Corporation (incorporated by reference to Exhibit 10.3 to the September 8, 2000 Fork 8-K).

27              Financial Data Schedule (filed herewith).


(b)  Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarterly period ended September 30, 2000:

Current Report on Form 8-K, dated September 8, 2000 and filed September 15, 2000 to report that the Company had entered into a stock purchase agreement with TDK USA, pursuant to which TDK USA agreed to purchase 16,667,000 shares of the Company's common stock.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUND SOURCE INTERACTIVE, INC.


By: /s/ Vincent J. Bitetti                     Date:  November 13, 2000
   ----------------------                             -----------------
Vincent J. Bitetti
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)


By: /s/ Jeffrey Court                          Date:  November 13, 2000
    ----------------                                  -----------------
Jeffrey Court
Vice President of Finance and,
Acting Chief Financial Officer