Form 10QSB
period 2000-12-31
TDK MEDIACTIVE INC
filed 2001-02-08
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-QSB

                                (Mark One)

   [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2000

   [ ]   Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from __________ to __________

                      Commission file number   0-28604
                                               -------

                             TDK MEDIACTIVE, INC.
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                         95-4264046
      -------------------------------          ------------------
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

                  Formerly known as Sound Source Interactive, Inc.
                    Fiscal Year Changed to March 31 from June 30
                  --------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                           If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]   No [ ]

The number of shares outstanding of the issuer's common stock as of February 2, 2001 was 22,829,212

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]__  No  [X]

                     TDK MEDIACTIVE, INC. AND SUBSIDIARIES

                                   Form 10-QSB

                                       INDEX



PART I - FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - December 31, 2000              3

Condensed Consolidated Statements of Operations -
    Three month periods ended December 31, 2000 and 1999              4
    Six month periods ended December 31, 2000 and 1999                5

Condensed Consolidated Statements of Cash Flows -
    Six month periods ended December 31, 2000 and 1999                6

Notes to the Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                       11

Item 6.  Exhibits and Reports on Form 8-K                            11

Signature Page                                                       12

                     PART I - FINANCIAL INFORMATION
                      ITEM 1.  FINANCIAL STATEMENTS

                   TDK MEDIACTIVE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             December 31, 2000



ASSETS

Current Assets:
   Cash and cash equivalents                    $ 1,737,558
   Accounts receivable - net                      2,150,728
   Inventory - net                                  710,936
   Prepaid royalties                              1,035,444
   Software development costs                     2,511,735
   Prepaid expenses and other                        41,167
                                                  ---------
Total current assets                              8,187,568
                                                  ---------

Property and equipment - net                        196,814

Other Assets                                         13,733
                                                  ---------
TOTAL ASSETS                                    $ 8,398,115
                                                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses        $ 1,494,080
   Accrued royalties                              1,816,943
   Capital lease obligations                          6,372
   Deferred revenue                               4,220,771
                                                 ----------
Total current liabilities                         7,538,166
                                                 ----------

Long Term Liabilities
   Deferred revenue   long term                     600,000

Stockholders' Equity:
   Common stock - $.001 par value,
     50,000,000 shares authorized,
     22,829,212 shares issued and outstanding        22,829
   Warrants                                         559,928
   Additional paid-in capital                    19,389,442
   Accumulated deficit                          (19,712,250)
                                                ------------
Total stockholders' equity                          259,949
                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 8,398,115
                                                ============

See notes to condensed consolidated financial statements.

                  TDK MEDIACTIVE, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 2000 and 1999


                                               2000          1999
                                               ----          ----

Net revenues                               $ 3,832,355    $ 353,454

Cost of sales                                2,438,713      523,623
                                             ---------     ---------
Gross profit                                 1,393,642     (170,169)

Operating costs and expenses:
  General and administrative                   660,050      402,305
  Product development                          143,638      249,788
  Sales and marketing                          449,802      352,653
                                             ---------     ----------
Total operating costs and expenses           1,253,490     1,004,746
                                             ---------     ----------

Operating income (loss)                        140,152    (1,174,915)

Other income (expense)                           2,294       (37,874)
                                             ---------    -----------

Income (loss) before provision
   for income taxes                            142,446    (1,212,789)

Provision for income taxes                           0             0
                                             ---------    -----------

Net income (loss)                           $  142,446   $(1,212,789)
                                            ==========    ===========

Basic net income (loss) per share           $     0.01   $     (0.21)
                                            ==========    ===========

Diluted net income (loss) per share         $     0.01   $     (0.21)
                                            ==========    ===========



See notes to condensed consolidated financial statements.

                 TDK MEDIACTIVE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended December 31, 2000 and 1999

                                               2000          1999
                                               ----          ----

Net revenues                               $ 5,324,926   $ 1,647,767

Cost of sales                                2,934,660     1,261,120
                                             ---------     ---------
Gross profit                                 2,390,266       386,647
                                             ---------     ---------

Operating costs and expenses:
  General and administrative                 1,099,795       796,390
  Product development                          393,242       579,393
  Sales and marketing                          604,333       632,286
                                             ---------     ---------
Total operating costs and expenses           2,097,370     2,008,069
                                             ---------     ---------

Operating income (loss)                        292,896    (1,621,422)

Other income (expense)                           4,048       (53,017)
                                             ---------     ---------

Income (loss) before provision
   for income taxes                            296,944    (1,674,439)


Provision for income taxes                         800           800
                                            ----------     ---------

Net income (loss)                          $   296,144  $ (1,675,239)
                                            ==========     ==========
Basic net income (loss) per share          $      0.02  $      (0.28)
                                            ==========     ==========
Diluted net income (loss) per share        $      0.02  $      (0.28)
                                            ==========     ==========


See notes to condensed consolidated financial statements.

                 TDK MEDIACTIVE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended December 31, 2000 and 1999


                                                    2000          1999
                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $  296,144     $ (1,675,239)
Adjustments to reconcile net income
 (loss) to net cash used by
  operating activities:
    Depreciation and amortization                  55,869           66,871
    Provision for doubtful accounts,
     discounts and returns                        156,792              -
Changes in operating assets and liabilities:
    Accounts receivable                        (2,032,272)         164,699
    Inventories                                  (501,220)         (76,737)
    Prepaid royalties                            (424,169)        (141,216)
    Software development costs                 (1,194,933)        (143,516)
    Prepaid expenses and other                     39,701           (2,291)
    Accounts payable and accrued expenses        (201,218)         386,983
    Accrued royalties                             521,228         (238,612)
    Deferred revenues                             (33,852)         845,391
                                               -----------        ----------

Net cash used by operating activities          (3,317,930)        (813,667)
                                               -----------        ----------

Cash flows from investing activities-
  Purchases of property and equipment            (108,162)         (14,807)
                                               -----------        ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock        5,000,100          11,328
  Payments on capital lease obligations            (1,677)         (2,051)
  Net borrowings under Line of Credit                -            (26,400)
                                               -----------        -----------

Net cash provided by (used in)
  financing activities                          4,998,423         (17,123)

Net change in cash and cash equivalents         1,572,331        (845,597)
Cash and cash equivalents, beginning of period    165,227         857,143
                                               -----------        ------------

Cash and cash equivalents, end of period      $ 1,737,558        $ 11,546
                                               ===========        ============

Supplemental disclosure of cash flow information

  Cash paid during the period for:
      Interest                                    $ 6,497        $ 32,911
      Income taxes                                $   800        $    800

  Non-cash transaction-250,415 shares of common
   stock exchanged for accrued director fees     $ 90,000              -

See notes to condensed consolidated financial statements

                   TDK MEDIACTIVE, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of TDK Mediactive, Inc. (f/k/a Sound Source Interactive, Inc.) and its wholly owned subsidiaries (collectively referred to as the Company). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments, which are necessary for a fair presentation of operating results.

NOTE 2   EARNINGS PER SHARE COMPUTATION

The Company computes its "Earnings per Share" ("EPS") in accordance with Statement of Financial Accounting Standards Board's No. 128 which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

The computations of the weighted- average common shares and potential common shares used in the computation of basic and diluted income (loss) per share are as follows:

                                   For the three months    For the six months
                                      ended June 30,          ended June 30,
                                       2000     1999          2000     1999
                                       ----     ----          ----     ----

Weighted-average common shares
   outstanding   Basic            15,158,450  5,887,370   11,967,867 5,886,388

Dilutive effect of options
   and warrants                       52,718     -            77,727     -
                                  ----------  ---------   ---------- ---------

Number of shares used to compute
   earnings per share - Diluted   15,211,168  5,887,370   12,045,594 5,886,388
                                  ==========  =========  =========== =========

NOTE 3   STOCK PURCHASE TRANSACTION

On September 8, 2000, TDK Mediactive, Inc. and TDK USA Corporation ("TUC"), entered into a common stock purchase agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on September 11, 2000 TUC acquired 4,750,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,425,100 (the "Initial Closing"), and on November 27, 2000 TUC acquired an additional 11,917,000 shares of Common Stock for an aggregate purchase price of $3,575,000 (the "Subsequent Closing"). Thus, pursuant to the Purchase Agreement, TUC has purchased a total of 16,667,000 shares of Common Stock at a purchase price of $.30 per share and an aggregate purchase price of $5,000,100. TUC is a wholly owned subsidiary of TDK Corporations, a publicly traded Japanese corporation.

Contemporaneous with the Subsequent Closing, on November 27, 2000 the Company filed an amendment to its Certificate of Incorporation (the "Charter Amendment") which changed the name of the Company to "TDK Mediactive, Inc." and increased the number of its authorized shares of Common Stock from 20,000,000 to 50,000,000. Stockholder approval for the Charter Amendment was obtained by written consent of the holders of a majority of the outstanding Common Stock pursuant to Section 228 of the Delaware General Corporation Law. Also contemporaneous with the Subsequent Closing, on November 27, 2000 Richard Azevedo, Mark A. James and Samuel L. Poole each resigned as directors of the Company, and the resulting vacancies were filled by the appointment by the remaining directors of nominees designated by TUC. As a result, the TUC nominees now control and constitute a majority of the board of directors of the Company (the "Board"). TUC now owns approximately 74% of the outstanding Common Stock, and accordingly has the ability to elect the Company's entire Board.

The proceeds from the issuance of Common Stock to TUC will be used for general corporate purposes. Pursuant to the Purchase Agreement, without the prior approval of TUC the Company is prohibited from using such proceeds for (i) the payment of any dividend or other distribution in respect of any of the Common Stock, or (ii) the repurchase, redemption or other acquisition of any of the shares of Common Stock or other securities of the Company.

Simultaneous with the Initial Closing, the Company and TUC entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted to TUC certain registration rights with respect to the Common Stock purchased and owned by TUCpursuant to the Purchase Agreement.

Furthermore, simultaneous with the Initial Closing, the Company, TUC and Vincent J. Bitetti entered into a lock-up agreement (the "Lock-Up Agreement"), whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any Common Stock that he now owns or may acquire from the Company pursuant to options that he now holds. The Lock-Up Agreement provides that until the first anniversary of the Subsequent Closing, Mr. Bitetti may not sell or otherwise transfer any such Common Stock. These restrictions lapse as to 40% of such Common Stock owned by Mr. Bitetti on the first anniversary of the Subsequent Closing; as to an additional one-third of such Common Stock held by Mr. Bitetti on the second anniversary of the Subsequent Closing; as to an additional one-half of such Common Stock held by Mr. Bitetti on the third anniversary of the Subsequent Closing; and as to all such remaining Common Stock held by Mr. Bitetti on the fourth anniversary of the Subsequent Closing.

As a result of the consummation of the Initial Closing, the exercise price of the Company's publicly traded Common Stock purchase warrants (the "Public Warrants") decreased from $4.40 to $3.31 and the number of shares of Common Stock issuable thereunder increased from one share to 1.329305136 shares (or from 6,253,824 shares to 8,313,240 shares in the aggregate). As a result of the consummation of the Subsequent Closing, the exercise price of the Public Warrants decreased from $3.31 to $2.18 and the number of shares of Common Stock issuable thereunder increased from 1.329305136 shares to 2.018348614 shares (or from 8,313,240 shares to 12,622,397 shares in the aggregate).

NOTE 4   CHANGE IN FISCAL YEAR

On December 19, 2000, the Board approved a change in the Company's fiscal year-end from June 30 to March 31. This change will result in nine-month transition period ending March 31, 2001 with the next full twelve-month fiscal year to commence on April 1, 2001. A Transition Report on Form 10-KSB will be filed with the Securities and Exchange Commission within 90 days following March 31, 2001.

NOTE 5   DIRECTOR SHARES

On November 27, 2000 in connection with the TUC stock purchase described above, certain directors of the Company who resigned as of that date were entitled to receive 250, 416 shares of Common Stock of the Company in exchange for accrued director fees in the amount of $90,000.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

From time to time, in written reports and oral statements, management may discuss its expectations regarding the Company's future performance. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or other actions taken or to be taken by the Company, including the impact of such plans, strategies or actions on the Company's results of operations or components thereof, projected or anticipated benefits from operational changes, acquisitions or dispositions made or to be made by the Company, or projections, involving anticipated revenues, costs, earnings or other aspects of the Company's results of operations. The words "expect," "believe," "anticipate," "project," "estimate," "intend" and similar expressions, and their opposites, are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance but rather are based on currently available competitive, financial, and economic data and management's operating plans. These forward-looking statements involve risks and uncertainties that could render actual results materially different from management's expectations. Such risks and uncertainties include, without limitation, the availability of capital to fund operations, including expenditures for new equipment, risks related to the Company's ability to successfully implement its revised business strategy, the loss of significant customers and contracts, and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

Net Sales   Net sales increased from $353,454 for the three months ended
December 31, 1999 to $3,832,355 for the three months ended December 31, 2000. This increase included foreign republishing revenues of $1,262,500 plus revenues from the new titles released during the past six months.

Cost of Sales   Cost of sales increased from $523,623 (148% of sales) for the three months ended December 31, 1999 to $2,438,713 (64% of sales) for the three months ended December 31, 2000. The improvement in cost of sales as a percentage of sales is attributed to the republishing revenue recognized during the current period, plus the increase in sales of new titles introduced during the past six months.

General and Administrative   General and administrative expenses increased 64%
from $402,305 during the three months ended December 31, 1999 to $660,050 for the three months ended December 31, 2000. The increase is primarily attributable to additional personnel ($82,000) and increased fees for legal services ($58,000).

Product Development   Product development costs decreased 43% from $249,788
during the three months ended December 31, 1999 to $143,638 for the three months ended December 31, 2000 primarily due to a decrease in the number of titles internally developed by the Company during the period.

Sales and Marketing   Sales and marketing expenses increased from $352,653
(100% of sales) for the three months ended December 31, 1999 to $449,802 (12% of sales) for the three months ended December 31, 2000. The improvement as a percentage of sale results primarily from the substantial increase in revenues during the current period.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

Net Sales   Net sales increased from $1,647,767 for the six months ended
December 31, 1999 to $5,324,926 for the six months ended December 31, 2000. This increase included foreign republishing revenues of $1,475,000 and revenues from the new titles released during the past six months.

Cost of Sales   Cost of sales increased from $1,261,120 (77% of sales) for the six months ended December 31, 1999 to $2,934,660 (55% of sales) for the six months ended December 31, 2000. The improvement in cost of sales as a percentage of sales is attributed to the republishing revenue recognized during the current period plus the increase in sales of new titles introduced during the past six months.

General and Administrative   General and administrative expenses increased
from $796,390 during the six months ended December 31, 1999 to $1,099,795 for the six months ended December 31, 2000. The increase includes additional personnel ($112,000) and increased fees for legal services ($67,000).

Product Development   Product development costs decreased from $579,393 during
the six months ended December 31, 1999 to $393,242 for the six months ended December 31, 2000 primarily due to a decrease in the number of titles internally developed by the Company during the period.

Sales and Marketing   Sales and marketing expenses increased from $632,286
(38% of sales) for the six months ended December 31, 1999 to $604,333 (11% of sales) for the six months ended December 31, 2000. The improvement as a percentage of sales results primarily from the increase in foreign republishing revenue and the additional new titles introduced during the past six months.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had working capital of $649,402 compared to a negative working capital of $1,363,022 at June 30, 2000. Cash and cash equivalents increased to $1,737,558 primarily as a result of the Company's sale of Common Stock to TUC during the six-month period ended December 31, 2000.

The Company continues to search for new opportunities to obtain licenses and develop and sell products. Additionally, the Company has expanded from the personal computer platform to embrace dedicated game console platforms such as Sony PlayStation and is seeking new distributors and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources to develop such products.

The Company has augmented its product offerings to include Sony PlayStation and Nintendo Game Boy to enable the Company to compete in the video game market place and raise the level of sales to sufficiently fund operations. During the six months ending December 31, 2000, the Company has invested approximately $1.1 million in software development costs on newly released and upcoming titles. In 1999, the Company signed a five-year agreement (revised in February 2000) with TDK Europe, a global electronic components manufacturer with a publishing and distribution division of entertainment software.

The Company anticipates that it will require substantial additional funding to complete titles under production and new titles planned for the next three fiscal years. TUC has informally indicated that it will assist the Company by providing additional funding in the form of short-term loans. However, there is no assurance that such funding will be provided.

                    PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On September 8, 2000, TDK Mediactive, Inc. (f/k/a Sound Source Interactive, Inc.) and TUC entered into a common stock purchase agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on September 11, 2000 TUC acquired 4,750,000 shares of the Company's Common Stock for an aggregate purchase price of $1,425,100 and, on November 27, 2000 TUC acquired an additional 11,917,000 shares of Common Stock for an aggregate purchase price of $3,575,000. Thus, pursuant to the Purchase Agreement, TUC has purchased a total of 16,667,000 shares of Common Stock at a purchase price of $.30 per share and an aggregate purchase price of $5,000,100.

On November 27, 2000 in connection with the TUC stock purchase described above, certain directors of the Company who resigned as of that date were entitled to receive 250,416 shares of Common Stock of the Company in exchange for accrued director fees due them in the amount of $90,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                 Description of Exhibit
     ----------                  -----------------------
        3.1             Certificate of Amendment of Certificate of
                        Incorporation
        3.2             Amended and Restated Bylaws
       10.1 Employment Agreement of Vincent J. Bitetti dated as of November 27, 2000

(b)  Reports on Form 8-K

    On November 27, 1999, the Company filed a Form 8-K reporting a change in the control of the Company.

    On January 3, 2000, the Company filed an 8-K, dated December 19, 2000 reporting a change in the Company's fiscal year-end from June 30 to March 31.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TDK MEDIACTIVE, INC.


                               By: /s/Vincent J. Bitetti
Date   February 8, 2001           ---------------------------
                                       Vincent J. Bitetti
                                       Chief Executive Officer
                                      (Principal Executive Officer)


                               By: /s/Martin G. Paravato
                                   ----------------------------
Date:  February 8, 2001               Martin G. Paravato
                                      Chief Financial Officer
                                     (Principal Financial Officer)


                               By: /s/Jeffrey Court
                                  -------------------------------
Date: February 8, 2001                Jeffrey Court
                                      Vice President of Finance
                                     (Principal Accounting Officer)