Form 10KSB
period 2001-03-31
TDK MEDIACTIVE INC
filed 2001-06-28
CIK 907237

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-KSB


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 2000 to March 31, 2001

                           Commission File No. 0-28604

                              TDK MEDIACTIVE, INC.
                              --------------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                    33-0557833
            --------                                    ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


    26115 Mureau Road, Suite B
       Calabasas, California                                91302
    --------------------------                              -----
 (Address of principal executive offices)                (Zip Code)

                                 (818) 878-0505
                                 ---------------
               (Issuer's telephone number including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, par value $.001
                            Redeemable Warrants

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [ ]     No   [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and such disclosure will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [  ]

State Issuer's revenues for its most recent nine months ended March 31, 2001:
$6,156,667

The aggregate market value of the common stock of the Issuer (the "Common Stock") held by nonaffiliates, based on the market price at June 15, 2001, was approximately $5,088,000. As of June 15, 2001, there were 22,876,832 shares of the Common Stock outstanding and 6,253,824 redeemable warrants were outstanding.

Transitional Small Business Disclosure Format:       Yes  [ ]      No   [x]

                     DOCUMENTS INCORPORATED BY REFERENCE


                                None

                                  INDEX



                                   PART I                             Page
                                                                      ----


ITEM 1.     DESCRIPTION OF BUSINESS..............................        4
ITEM 2.     PROPERTIES...........................................        9
ITEM 3.     LEGAL PROCEEDINGS....................................        9
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..        9


                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS...................................      10
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................      11
ITEM 7.     FINANCIAL STATEMENTS..................................      15
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...................      15


                                 PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS......................................      16
ITEM 10.    EXECUTIVE COMPENSATION...............................      18
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...........................................      21
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......      22


                                 PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K....................      24

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to TDK Mediactive, Inc. (the "Company"). Forward-looking statements give our expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "expect," "project," "plan," "believe," "anticipate" "intend," and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     All of the forward-looking statements contained in this Annual Report on Form 10-KSB or in other Company publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Our actual results may vary materially and there are no guarantees about the performance of our publicly traded securities.

     We undertake no obligation to correct or update any forward- looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in our reports to the Securities and Exchange Commission (the "SEC") may update some of our disclosures (including Forms 10-QSB and 8-K filed in the future) contained herein.

     Some of the facts that could cause uncertainties are:

     - New competitors and intensification of price competition from other manufacturers of consumer software products and/or toy companies and the studio licensors themselves;

     -     New products that make our products and services obsolete;

     -     Inability to obtain additional capital as needed;

     -     Loss of customers;

     -     Technical problems with our products and services;

     -     Departure of key employees, and inability to attract new employees;

     -     Litigation and administrative proceedings;

     -     Departure or retirement of key executives; and

     -     Contracts tied to key executives and/or change in control.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     We are engaged primarily in developing, publishing, distributing and marketing of interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers (PCs) and shipped our first products for platforms other than PCs in September 2000. These products included two Sony PlayStation titles and one Nintendo Game Boy Color title. We intend to support most interactive software categories, including children's, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, Babbages Etc., Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors.

    We are currently a Delaware corporation; we were formerly incorporated in California in 1990 under the name Sound Source Interactive, Inc. On May 16, 1994, Sound Source Interactive, Inc. merged with Basic Science Associates, Inc., a publicly held Delaware corporation. The merger was accounted for as a reverse acquisition because stockholders of Sound Source maintained control of the surviving entity Basic Science. Concurrent with the merger, Basic Science changed its name to Sound Source Interactive, Inc. (a Delaware corporation). During September and November 2000, we sold 16,667,000 shares of our common stock to TDK U.S.A. Corporation, which thereby acquired an approximately 74% controlling interest in our Company, as described under Item 12 below. TDK U.S.A. is a wholly owned subsidiary of TDK Corporation, a publicly traded Japanese corporation. We then changed our name to "TDK Mediactive, Inc." Our principal executive offices are located at 26115 Mureau Road, Calabasas Hills, California 91302, and our telephone number is (818) 878-0505. Our web site is at www.tdk-mediactive.com.

     Our objective is to be a leading publisher of high quality consumer oriented entertainment software for dedicated game console and handheld formats such as Sony PlayStation(TM), PlayStation2(TM), Microsoft
Xbox(TM),Nintendo GameCube(TM), Game Boy Color(TM) and Game Boy Advance(TM) systems. To achieve this objective, we intend to:

     - focus primarily on developing products with entertainment value which are based on popular culture, popular movies, television programming, home video franchises, and other intellectual characters or brands; develop a broad line of licensed and original products, upgrade successful products and develop product line extensions and complementary products;
     - leverage studio relationships to develop cross-marketing promotional programs;
     -  promote trade name recognition; and
     -  pursue strategic alliances, joint ventures and acquisitions.

     Many of our products are based on the licensed content of major motion picture studios and other intellectual property holders including Harvey Entertainment, Vivendi Universal Studios, DreamWorks, Mattel and others. Our license agreements for existing products and new products under development include Shrek(TM), Robotech(TM), Casper(TM), The Land Before Time(TM), No Rules(TM), and The Berenstain Bears(TM). We are continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties and creating original characters and stories on which to base future consumer entertainment software

     The licensing contracts with the licensors/studios are generally five years in duration. The licenses are usually exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. We seek licenses that have strong brand awareness worldwide and/or franchises that receive or are expected to receive, licensor support.

     In addition to the CD-ROM format, many of the licenses allow for digital videodisc (DVD) and dedicated game console formats such as the Sony PlayStation, PlayStation2, Microsoft Xbox and proprietary disc formats such as Nintendo GameCube. In addition, handheld systems such as Nintendo Game Boy (Color and Advance), PDA (personal digital assistant), Pocket PCs and cellular phone rights are included in some license agreements. On July 22, 1998 we signed a four-year Publishing license agreement with Sony Entertainment Corporation of America to publish Sony PlayStation titles and on September 30, 1998 signed an additional agreement to become an authorized developer for the PlayStation dedicated game console system. Subsequently, we have also been licensed for the Sony PlayStation2 Computer Entertainment System. We are also an authorized developer and publisher for the Microsoft Xbox and Nintendo Game Boy (Color and Advance) handheld gaming systems and are anticipating adding other interactive formats such as Nintendo's GameCube and new wireless technologies such as cellular phone and broad-banned delivered consumer-based entertainment.

The following sets forth information with respect to our platform licenses:

MICROSOFT XBOX
--------------
-  Signed: 10/17/00
-  Effective Date: 9/28/00
-  Term: Ends 3 years after commercial release of Xbox.

NINTENDO GAME BOY
-----------------
-  Signed: 12/19/00
-  Effective Date: 12/19/00
-  Term: Ends 3 years from Effective Date.

SONY PSX
--------
-  Signed: 7/22/98
-  Effective Date: 6/29/98
-  Term: Ends 4 years from Effective Date.

SONY PS2
--------
-  Signed: 6/14/00
-  Effective Date: 6/7/00
-  Term: Ends on 3/31/03 unless extended for additional one-year terms.

INDUSTRY BACKGROUND

     The home video game software market consists both of cartridge-based and optical disc-based software for use solely on dedicated hardware systems manufactured primarily by Microsoft, Sony and Nintendo. Until 1996, most Software for dedicated platforms was sold in cartridge form. However, optical disc-based formats have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges. Nintendo introduced the first modern platform in 1985 using "8-bit" technology. "8- bit" means that the central processing unit, or "chip," on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power the platforms. As the technology of the hardware has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of optical discs enables them to provide richer content, multiple languages and longer play. Portable platforms are less sophisticated technologically and do not require television monitors. Currently, the non-portable Platforms being marketed are based primarily on 64-bit and 128-bit technology.

     We also expect to see other optical disc formats introduced over the next few years. Their capacity will allow for more information, such as multiple languages and higher quality graphics to be formatted and stored on a single disc. Handheld video game systems such as those manufactured by Nintendo utilize an IC chip-based storage medium encased in a durable plastic cartridge, which is manufactured in Japan. The IC chip based storage capacity varies per game as dictated by sophistication and design demands of the software.

     As consumer software has become a mass-market product, we believe it is increasingly important for consumer software companies to have direct relationships with retailers to market their products effectively to consumers. We believe that in order to be successful, consumer software companies must have international distribution (with products produced/translated to local languages), a consumer-driven focus, a broad offering of category-leading products, close relationships with distributors and retailers, a recognized brand name and a cost-efficient business model.

     In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer interests and everyday tasks. We believe that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music CDs and motion picture videos. With the increasing consumerization of the software market, prices for consumer software products are now at impulse price levels ranging from $9.99 to $49.99. We believe that the distribution channels for consumer software will continue to expand to include book and music stores, toy stores, department stores, electronic stores, appliance stores, video outlets, supermarkets, drug and discount stores, catalogs and internet e-commerce stores. In addition, technology will soon allow for broadband distribution of certain software products into households with "fast internet access" on a pay per view or subscription basis similar to the cable television industry.

PRODUCTS RELEASED

     The following tables set forth, for each platform, the titles we expect to release in calendar 2001. We cannot assure you that each of the titles anticipated for release will be released when scheduled, if ever.

                       TITLES TO BE RELEASED IN 2001

TITLE                                      PLATFORM               DATE

The Land Before Time "Racing Adventure"      PSX              May(released)
Shrek " Fairy Tale FreakDown"                GBC              May(released)
Wendy "Every Witch Way"                      GBC              August
Lady Sia   Title to be announced             GBA              September
Casper  "Spirit Dimensions"                  PS2              October
No Rules "Get Phat"                          GBA              November
Pryzm "Chapter One: The Dark Unicorn"        PS2              November
Shrek   Title to be announced                XBOX             November

DISTRIBUTION

  North American Sales

     In late February 2001, we entered into sales representation agreements with nine independent regional sales representatives. Simultaneously, we terminated an exclusive sales representation agreement with Strategic Marketing Partners and implemented a transition to a direct sales and non-exclusive distribution model utilizing regional manufacture's representatives.

  International Sales

     The majority of our international business is conducted via a republishing and distribution agreement with TDK Europe to distribute software titles throughout Europe and other territories. We signed an expanded worldwide agreement with TDK Europe on February 28, 2000. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. The success of the localization is dependent upon the international appeal of certain of our products, growth of the interactive software market internationally, the ability to successfully localize and market the products and the ability to continue to obtain licenses with worldwide appeal.

  Sales and Marketing

     By offering a portfolio of products, we believe that we can provide retailers with an assortment of titles in categories of interest to consumers. We also support our retailers, where applicable, by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. We are currently developing a variety of cross-marketing promotional programs with the movie studio licensors and other licensees of movie, television, literary works and direct to video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in our software products, and promotional contests with various motion picture studios. We are actively seeking additional cross-promotion opportunities. We believe that additional revenues could be generated through our involvement in cross-promotional efforts with studio partners, other licensees and direct sale programs, although there can be no assurance that such will occur.

     Drawing upon established consumer marketing techniques, our marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product's retail exposure. We believe that consumer-driven marketing, high perceived value, competitive price points, and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information, lead to higher visibility and impulse purchases of our products in retail stores.

     We provide product and technical support to our customers by telephone and on-line via our web site www.tdk-mediactive.com. We have also installed a telephone system and a call-handling center to facilitate our response to customer inquiries. Customer feedback is shared among other support representatives and made available to product managers and producers for development of future products.

  Development

     We seek to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. We believe that our development model is consistent with industry standards, including high product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

     Our in-house producers oversee the development of various products from conception through completion, and control the content, design, scope and development schedule. New product ideas are evaluated with each licensor based upon upcoming theatrical and/or video and book releases, television programming, market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We seek to design new products that incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product's features and a user interface that is consistent with our other products. Whenever practical, the software is designed to incorporate technology used in existing products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to meet a manufacturing specification that will meet margin requirements at consumer price points.

     Our producers then commence the development of the project through independent external developers who utilize a team of programmers, sound engineers, artists, animators, designers, writers and testers. Internal development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. Development costs associated with externally licensed technology are sometimes partially paid by royalties based on net sales, which lowers our investment risk. Our agreements with independent developers normally grant us an exclusive worldwide license to use the developers' source code. We expect to continue to outsource the majority of product development to qualified sources for the foreseeable future.

     Products under development are extensively tested by our quality assurance department, and must be approved by the licensor(s) before being released for production. The quality assurance department tests for bugs, functionality and ease-of-use. Producers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce features that keep abreast of consumer tastes and trends.

     We currently are the licensee under technology licenses with Microsoft Corp., Apple Computer, Inc., Nokia, Macromedia, EchoMedia, Sony Entertainment Corporation of America and Nintendo of America. We utilize technology provided by these licensors to develop and operate several of our products.

  Operations

     We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations, with all production and warehousing performed by independent contractors in accordance with our specifications. We intend to continue to invest in additional management information systems and other capital equipment, which we believe to be necessary to achieve operational efficiencies and support increasing sales volumes.

     Our designated outside developers prepare master software discs and user manuals. Packaging design, duplication, printing of documentation and packaging, as well as the assembly of purchased components and/or the shipment of finished products, are performed by third parties in accordance with our and or technology licensor specifications. We have multiple sources for most components, with assembly and shipping currently performed by several independent fulfillment houses. To date, we have not experienced any material difficulties or delays in the production and assembly of our products.

  Competition

     The market for consumer software products is intensely and increasingly competitive. Our competitors range from companies with limited resources to companies with substantially greater financial, technical and marketing resources than those of ours. Existing consumer software companies have broadened their product lines and compete with our products. In addition, new competitors, including computer hardware and software manufacturers, diversified media companies, toy companies and the platform licensors, have entered the consumer software market, resulting in greater competition for us.

     Only a small percentage of products introduced in the consumer software market achieve any degree of, or have sustained, market acceptance. Principal competitive factors in marketing consumer software include product features, quality, reliability, trade name and licensed title recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, price and the availability and quality of support services. We believe that we compete effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-use, merchandising, access to distribution channels, retail shelf space and price.

     We consider Sony, Nintendo, Microsoft, THQ, BAM!, Activision, Eidos, Infogrames, Vivendi-Universal, Acclaim, Take-Two, Konomi and Disney to be our chief competitors.

  Proprietary Rights and Licenses

     We regard our software as proprietary and rely primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights.

     Our products are based primarily upon the licensed content of major motion picture studios under exclusive license agreements. All of such license agreements to which we currently are a party are for fixed terms, which will expire over the next five years. Additionally, we attempt to obtain in all of our agreements automatic renewals based on achievement of certain milestones, and/or the right of first refusal and last negotiation for additional products utilizing the same characters. We anticipate that in most cases the licensor under each agreement will extend our terms, although no licensor is required to extend any license. Provided that we are in compliance with all requirements of each license, including most significantly that we have satisfied the applicable minimum royalty guarantees, the licensor cannot prematurely cancel a license.

  Employees

     As of June 15, 2001, we had 33 full-time employees, including 7 employees in sales and marketing, 17 employees in product development and customer support, and 9 employees in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently lease approximately 8,600 square feet of office and warehousing space in Calabasas, Los Angeles County, California, under a lease that expires on May 31, 2002. We currently expect that these facilities will be sufficient for our needs at least through the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

     Although we may be a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Matters submitted to a vote of security holders during the fiscal quarter ended March 31, 2001 are as follows:

     On February 12, 2001, we held our annual meeting of stockholders where the stockholders elected the five persons to the Board of Directors. The results of the voting for directors were as follows:

                                       Affirmative      Negative      Non-
                                          Votes           Votes     Votes(1)
                                       -----------      --------    --------
     -  Kenichi Aoshima                19,857,355        1,000     3,018,477
     -  Vincent J. Bitetti             19,857,355        1,000     3,018,477
     -  Masatoshi Shikanai             19,857,355        1,000     3,018,477
     -  Shin Tanabe                    19,857,355        1,000     3,018,477
     -  John T. Wholihan               19,857,355        1,000     3,018,477

(1) Includes abstentions.

     In addition, at the annual meeting, the stockholders ratified the appointment of BDO Seidman, LLP as our independent auditors for the fiscal year ended March 31, 2001. The results of the voting for ratification of BDO Seidman, LLP included 19,851,605 affirmative votes; 73,685 negative votes and 2,951,542 non-votes including abstentions.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock and redeemable warrants were traded on the NASDAQ Small Cap Market under the symbols "SSII" and "SSIIW," for the period from July 2, 1996 to September 3, 1999. On September 3, 1999, our securities were delisted from the NASDAQ Small Cap Market, and on that date the common stock commenced trading on the OTC Bulletin Board. Effective with our name change in December 2000, our trading symbols were changed to "TDKM" and "TDKMW" for the common stock and redeemable warrants. The redeemable warrants, however, do not presently trade on any market other than the "pink sheets". The following table sets forth the range of the bid prices for the common stock and redeemable warrants during the periods indicated, and represents interdealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not represent actual transactions.


                Common Stock                              High     Low
                                                          ----     ---

                1999      Third Calendar Quarter          0.69     0.25
                          Fourth Calendar Quarter         0.59     0.25
                2000      First Calendar Quarter          0.52     0.28
                          Second Calendar Quarter         0.69     0.22
                          Third Calendar Quarter          0.97     0.31
                          Fourth Calendar Quarter         0.56     0.20
                2001      First Calendar Quarter          0.40     0.27
                          Second Calendar Quarter
                           (through June 20, 2001)        1.17     0.21

               Redeemable Warrants                        High     Low
                                                          ----     ---

                1999      Third Calendar Quarter          0.09     0.01
                          Fourth Calendar Quarter         0.02     0.01
                2000      First Calendar Quarter          0.05     0.01
                          Second Calendar Quarter         0.06     0.01
                          Third Calendar Quarter          0.06     0.01
                          Fourth Calendar Quarter         0.02     0.01
                2001      First Calendar Quarter          0.05     0.02
                          Second Calendar Quarter
                           (through June 20, 2001)        0.21     0.01

     As of June 15, 2001, there were approximately 165 holders of record of the common stock and 64 holders of record of the redeemable warrants.
Nominees who hold stock certificates for an unknown number of beneficial owners hold most such securities in street name. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our operations and do not anticipate payment of cash dividends in the foreseeable future.

     During September and November 2000, we sold equity securities that were not registered under the Securities Act of 1933, which include 16,667,000 shares of common stock issued to TDK U.S.A. at $0.30 per share or an aggregate amount of $5,000,100. Such securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 afforded by
Section 4(2) thereof.

     During the three months ended December 31, 2000, we issued equity securities that were not registered under the Securities Act of 1933, which include 250,416 shares of common stock issued to directors of the Company in lieu of accrued directors' fees of $90,000. Such securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof.

     During the three months ended March 31, 2001, we issued equity securities that were not registered under the Securities Act of 1933, which include 29,114 shares of common stock issued to an officer of the Company in lieu of accrued cash compensation of $10,000. Such securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following is a discussion of our consolidated financial condition and results of operations. As discussed earlier, we have changed our fiscal year end from June 30 to March 31. This Form 10-KSB is for the transitional period from July 1, 2000 to March 31, 2001. Accordingly, the discussion of operations compares the nine months ended March 31, 2001 to the nine months ended March 31, 2000. References in this document to the "Company" include TDK Mediactive, Inc. and its wholly owned subsidiaries. See "Special Note Regarding Forward-Looking Statements."

     We are engaged primarily in developing, publishing, distributing and marketing of interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for PCs and shipped our first products for platforms other than PCs in September 2000. These products included two Sony PlsyStation titles and one Nintendo Game Boy Color title. We intend to support most interactive software categories, including children's, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, Babbages Etc., Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors.

     In late February 2001, we entered into sales representation agreements with nine independent sales representatives. Simultaneously, we terminated an exclusive sales representation agreement with a national organization, and implemented a transition to a direct sales and non-exclusive distribution model utilizing regional representatives.

     REVENUE FLUCTUATIONS AND SEASONALITY. We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth calendar quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by our contract manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations.

     RECOVERY OF PREPAID ROYALTIES, GUARANTEES AND CAPITALIZED DEVELOPMENT COSTS. We typically enter into agreements with licensors of properties and external developers of titles that require advance payments and/or guaranteed minimum payments. Minimum guaranteed royalty payments are initially recorded as an asset (prepaid royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Payments made to external developers under software development agreements are capitalized.
Amortization of these payments and costs is determined on a title-by-title basis at either the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater. We analyze these capitalized costs quarterly and write-off such costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. If we were required to write-off prepaid royalties or capitalized software development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

     DISCOUNTS, ALLOWANCES AND RETURNS; INVENTORY MANAGEMENT. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products (other than damaged or defective products) to us or to cancel firm orders. We sometimes grant accommodations to retailers and, less often, to distributors when demand for specific games falls below expectations, in order to maintain our relationships with our customers. Arrangements made with distributors and retailers for PC titles do customarily provide for product returns.

     At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retail inventories, the nature of the titles and other factors. The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

     In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements field with the SEC. The Company believes the adoption of SAB 101 has not had a material effect on the financial position, results of operations or cash flows of the Company for the nine month ended_March 31, 2001.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     Results of operations for the nine months ended March 31, 2001 and 2000 are as follows:

                                                     2001            2000
                                                     ----            ----
     Revenues:
       Product sales                             $ 4,312,852     $ 1,717,184
       Republishing fees                           1,843,815         400,000
                                                   ---------       ---------
         Net revenues                              6,156,667       2,117,184
                                                   ---------       ---------
     Costs and expenses
       Cost of sales                               4,081,562       2,216,305
       Product development                           425,235         423,005
       Sales and marketing                         1,044,259         688,969
       General and administrative                  1,690,112       1,157,963
                                                   ---------       ---------
         Total cost and expenses                   7,241,168       4,486,242
                                                   ---------       ---------
     Operating loss                               (1,084,501)     (2,369,058)

     Other income (expense), net                     219,327         (55,258)
                                                   ---------       ---------
     Loss before income taxes                     $ (865,174)   $ (2,424,316)
                                                   =========       =========

     NET REVENUES. Net revenues increased 191% from $2,117,184 for the nine months ended March 31, 2000 to $6,156,667 for the nine months ended March 31, 2001. Sales of our software products increased by 151% from $1,717,184 in 2000 to $4,312,852 in 2001. The increase in sales is attributed to approximately $800,000 increased sales of our CD-ROM software for PCs plus approximately $2.0 million of sales of interactive software for video game platforms (PlayStation and Game Boy Color). We have established reserves for product returns that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell through rates.

     We also recognized republishing fees in connection with a republishing and distribution agreement with TDK Europe. Revenue is recognized when certain milestones and passage of time have occurred. We recognized $1,843,815 of such revenue during the nine months ended March 31, 2001 as compared to $400,000 during the nine months ended March 31, 2000. We have approximately $5.1 million in deferred revenue at March 31, 2001 related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

     COST OF SALES. Cost of sales increased from $2,216,305 during the nine months ended March 31, 2000 to $4,081,562 during the nine months ended March 31, 2001, and decreased as a percentage of net revenues from 105% to 66% during the same periods. This decrease as a percentage of net revenues is primarily attributed to the additional republishing fees that have nominal cost associated with such revenue. Cost of sales associated with sales of video game software decreased as a percentage of sales from 129% during the nine months ended March 31, 2000 to 95% during the same period in 2001. The improvement results primarily from higher volume during the fiscal 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $1,157,963 during the nine months ended March 31, 2000 to $1,690,112 during the nine months ended March 31, 2001 but decreased as a percentage of net revenues from 55% to 27%. The improvement as a percentage of net revenues is due to the higher volume. The $532,149 increase is primarily attributable to (i) increase payroll and related costs ($253,600); (ii) higher professional fees ($56,600); and (iii) bad debt expense ($146,000).

     PRODUCT DEVELOPMENT. Product development expenses were approximately the same during each period. As a percentage of net revenues, product development expenses decreased from 20% in the prior period to 7% during the current period. The improvement resulted from the significant increase in net revenues.

     SALES AND MARKETING. Sales and marketing expenses increased by 52% from $688,969 during the nine months ended March 31, 2000 to $1,044,259 during the nine months ended March 31, 2001 and as a percentage of net revenues decreased from 33% to 17%. The increase in expenses is primarily due to costs associated with higher volume and the expansion of our business from CD-ROM for PCs to video game platforms. We anticipate that for the foreseeable future, marketing and sales expenses will increase in the aggregate and as a percentage of net revenues as we continue to distribute products directly to customers in North America.

     OTHER INCOME/EXPENSE. Other income increased from an expense of $55,258 for the nine months ended March 31, 2000 to income of $219,327 for the nine months ended March 31, 2001. This increase in other income is largely due to a settlement entered into during the current period with a major distributor relating to outstanding claims for sales returns, which we disputed. We had accrued $660,972 at June 30, 2000 for such returns. Subsequent to June 30, 2000, we reached an agreement to settle the outstanding claim in the amount of $450,000, resulting in a reduction of the recorded liability in the amount of $210,972. During the prior period we incurred approximately $60,000 in interest costs relating to short-term debt.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     NET REVENUES. Net revenues decreased by 43.3% from $4,624,540 during the year ended June 30, 1999 to $2,623,520 during the year ended June 30, 2000. Product sales of software products decreased by 46.3% from $4,556,442 during the year ended June 30, 1999 to $2,446,412 during the year ended June 30, 2000. The decrease in sales is attributed to our inability to sufficiently fund operations through CD-ROM sales revenues in the absence of additional financing and significant CD-ROM returns during the fiscal year. In addition, we began to transition to the video game business which was being funded in part via a series of advances from TDK Recording Media Europe. Net revenues during the year ended June 30, 2000 also included revenue of $437,500 from TDK Recording Media Europe representing a non-refundable contract guarantee against our international republishing and distribution agreement. We recognized revenue only when certain milestones and passage of time have occurred. We had $4,800,000 in deferred revenue at June 30, 2000 related to these agreements. We established reserve for product returns that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell through rates.

     COST OF SALES. Cost of Sales decreased by 20.1% from $3,175,637 during the year ended June 30, 1999 to $2,535,776 during the year ended June 30, 2000, and increased as a percentage of net revenues from 68% to 96% during the same periods. This decrease in cost of sales is attributable to the above noted 43.3% decrease in net revenues. The increase in cost of sales as a percentage of revenues is primarily due to the transition of distribution services from a major independent to direct distribution during the year ended June 30, 2000 and also attributable to the write-off of obsolete inventory product and prepaid royalties determined not to be recoverable in future periods in the amounts of $131,032 and $608,818.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased by 15% from $1,828,381 during the year ended June 30, 1999 to $1,549,877 during the year ended June 30, 2000 and increased as a percentage of net revenues from 39% to 59%. The decrease of $278,504 is primarily attributable to (i) the reducing payroll and related costs and (ii) stabilizing overhead and administrative costs during the transition period. The increase in general and administrative costs as a percentage of net revenues is primarily attributable to the 43% decrease in net revenues described above.

     PRODUCT DEVELOPMENT. Product development expense decreased by 29% from $1,356,867 during 1999 to $957,216 during 2000, and increased as a percentage of net revenues from 29% to 37%. The decrease in costs of $399,651 is primarily related the limited new product releases during 2000 as we began to develop new titles and platforms for introduction during the new fiscal year of 2001. The increase as a percentage of net revenues is primarily attributable to a 43.3% decrease in net revenues. We believe that development costs will increase as we develop additional children's products and as we develop increasingly more complex products that contain additional features.

     SALES AND MARKETING. Sales and marketing expenses decreased by 64% from $2,177,248 during 1999 to $789,281 during 2000, and also decreased as a percentage of net revenues from 47% to 30%. This decrease was primarily due to decreased costs associated with the cutback of internal sales and marketing as we transitioned our business from CD-ROM to video game platforms and from the termination of the distribution agreement described above.

     OTHER INCOME/EXPENSE. Other expense increased by 3.5% from $62,437 during the year ended June 30, 1999 to $64,861 during the year ended June 30, 2000. The increase was due primarily to an increase in miscellaneous expense, offset by a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     We incurred net losses of $867,574 and $3,275,890 for the nine months ended March 31, 2001 and the fiscal year ended June 30, 2000. We have not historically generated sufficient cash flows to fund operations, and have had to rely on debt and equity financings to fund operations. We had working capital of $175,819 at March 31, 2001 and negative working capital of $1,360,022 at June 30, 2000.

     Our cash and cash equivalents increased to $438,555 at March 31, 2001 from $165,227 at June 30, 2000. Cash utilized in operating activities during the nine months ended March 31, 2001 amounted to $4,707,913 compared to $360,583 utilized in operating activities during the year ended June 30, 2000. The significant increase relates to a significant increase in our operations and investments in software development costs ($2,533,971) on newly released and upcoming titles and higher receivable levels ($1,009,970). Additionally, during the prior period, we received substantial advances on foreign republishing fees ($3,540,707).

     Although we have experienced a significant increase in growth during the last nine months as compared to the prior fiscal year, we continue to search for new opportunities to obtain licenses and develop and sell products. We are expanding from the PC platform to embrace dedicated game console platforms such as Sony PlayStation, PlanStation2, Microsoft Xbox and Nintendo Game Boy and GameCube systems. We are continually seeking new distributors and innovative ways to deliver our products to consumers, most of which will require large up-front cash resources.

    September 8, 2000, we entered into a common stock purchase agreement with TDK U.S.A. pursuant to which TDK U.S.A. purchased a total of 16,667,000 shares of our common stock for the purchase price $.30 per share or an aggregate purchase price of $5,000,100. We utilized the net proceeds from the sale of common stock for general working capital purposes.

     On March 29, 2001 we entered into an $8.0 Million loan and security agreement with TDK U.S.A. The loan and security agreement provides for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million, and matures March 31, 2002, which will require us to either repay the loan at that time or renegotiate the terms including an extension of time to repay the debt. In connection with the loan and security agreement, we granted TDK U.S.A. a security interest in substantially all our assets. The agreement provides for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as "London Interbank Offered Rate" for a one month period as published from time to time in The Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the "Prime Rate" as published from time to time in the Wall Street Journal, Money Rates Section plus one percent (1%). As of June 15, 2001, we have borrowed approximately $4.6 million under the agreement.

     Our current business plan indicates that we will significantly expand our operations during the next 12 to 36 months. The expansion requires us to commence the production of many titles that are planned for launch during fiscal 2002 and 2003. Accordingly, in addition to the remaining available borrowings under the $8.0 million loan agreement, our business plan indicates that we will need additional financing to fund planned expansion. At the present time we have not identified a source or sources for the additional financing, although we are currently considering various alternatives. There is no assurance that we will be successful in obtaining required financing on a timely basis and at terms acceptable to us.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 2000, we adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no effect on our financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after

December 15, 1998 and after January 12, 2000. We believe the adoption of FIN. 44 has not had a material adverse effect on our current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

ITEM 7.     FINANCIAL STATEMENTS.

     The information required by Item 7 is filed herewith under the Consolidated Financial Statements of TDK Mediactive, Inc. and Subsidiaries together with the report of BDO Seidman, LLP dated April 9, 2001 are attached to this report (see Index to Financial Statements on page F-1).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

     Our Board of Directors is comprised of the following six members. There are no family relationships among any of our directors or executive officers.

     Shin Tanabe, age 48 was appointed to the Board in November 2000 and became President on December 18, 2000. Prior to December Mr. Tanabe was Executive Director of TDK Europe since April 1999, where he was responsible for a dedicated business unit for the entertainment software business established in April 1999. Mr. Tanabe served as TDK Europe's Sales Executive Director from June 1995 to March 1999, and TDK Europe's Marketing Director from June 1991 to May 1995.

     Vincent J. Bitetti, age 46, founded the Company in 1989.  Mr. Bitetti has
been a director and the Chief Executive Officer since 1994.   From 1994 until
November 12, 1999, Mr. Bitetti served as the Chairman of the Board. Effective November 12, 1999, Mr. Bitetti resigned as Chairman of the Board but remained as a director.

     Kenichi Aoshima, age 55, was appointed to the Board in November 2000. Mr. Aoshima has been the President and a director of TDK U.S.A. Corporation since 1995.

     Frank Intiso, age 53, was appointed to the Board in March 2001. In 1995 Mr. Intiso was appointed President and Chief Operating Officer of Falcon Holding Group, Inc. ("Falcon"). Between 1982 and 1996, Mr. Intiso held the positions of Executive Vice President and Chief Operating Officer of Falcon, with responsibility for the day-to-day operations of all cable television systems under the management of Falcon. During this time period, all areas of Falcon, including finance, marketing engineering, human resource, regulatory and governmental affairs reported directly to Mr. Intiso. Prior to joining Falcon, Mr. Intiso worked for eight years at an international accounting firm, in their audit, tax, and consulting departments. Intiso has also taught various business courses at California State University-Northridge (CSUN). Mr. Intiso holds a Bachelors of Science Degree from CSUN, a Master Degree in Business Administration from UCLA, and is a Certified Public Accountant.

     Masatoshi Shikanai, age 51, was appointed to the Board in November 2000. Since March 2001 Mr. Shikanai served as recording media and systems group General Manager of TDK Japan. Previously, Mr. Shikanai served as President of TDK Europe since April 1999. He served as TDK Europe's Executive Vice-President, General Manager of Sales Division from April 1995 to April 1999, and as TDK Europe's Executive Director Corporate Strategies from January 1990 to March 1995.

     John T. Wholihan, age 63, has been a director since April 1998. Mr. Wholihan has been Dean of the College of Business Administration at Loyola Marymount University since 1984. Previously, he served for five years as an Associate Dean at Bradley University, where he also served as Director of the MBA Program and as Director of the Small Business Institute. During this period, he also taught in the areas of strategic management and international business. He was a Fulbright Scholar in Brazil in 1977. Mr. Wholihan holds a B.S. from the University of Notre Dame, an MBA from Indiana University and a Ph.D. from The American University. He has published numerous articles and other scholarly works. He is a member of several academic associations and honor societies, including the Academy of Management, the Small Business Institute Directors Association, Beta Gamma Sigma and Alpha Sigma Nu. He is currently past president of the Western Association of Collegiate Schools of Business and also the Association of Jesuit Colleges and Universities
Business Deans. He was the founding President of the International Association of Jesuit Business Schools. He is a member of the Rotary Club of Los Angeles, the Financial Executives Institute and the Jonathan Club. He has served on the board of directors of several small companies and currently is a member of the Board of Trustees of the TIP Funds, a family of publicly traded mutual funds. He is the immediate past Chairman of the Board of Notre Dame Academy in Los Angeles.

EXECUTIVE OFFICERS

     In addition to the individuals described below, executive officers include Messrs. Tanabe and Bitetti. All of our executive officers are appointed by and serve at the discretion of the Board of Directors.

     Martin G. Paravato was appointed Chief Financial Officer on December 18, 2000. From July 1967 to June 1996 he worked for BDO Seidman, LLP, an international accounting firm, where he was a partner. Mr. Paravato served as Senior Vice President-Finance/Special Projects of Koo Koo Roo, Inc., a publicly traded quick service food restaurant chain, from August 1996 to June 1998. From July 1998 Mr. Paravato served as Chief Financial Officer, Secretary and Treasurer of Skynet Holdings, Inc., an international courier package delivery company. From November 1999 until joining the Company, he served as Chief Financial Officer of Multa Communications Corporation, a privately held telecommunications company. Mr. Paravato holds a Bachelor of Science degree in Accounting from California State University at Northridge and is a Certified Public Accountant.

     Eugene Code was appointed Vice President of Business Affairs and Corporate Secretary on January 8, 1999 after having served in various
capacities since 1994.   While with the Company, Mr. Code has managed contract
administration and the international product-republishing program. He successfully negotiated our entry into the world market by coordinating development of over 30 localized products. He manages our efforts in support of product localization initiatives to bring our products to market in as many as 20 languages for distribution in over 60 countries. Mr. Code joined us in 1994 with over 20 years of international contract management and administration experience. Prior to joining us, Mr. Code served in management positions in the defense industry.

FILINGS UNDER SECTION 16(A)

     Based solely upon a review of the copies of the forms furnished to us and written representations of our directors and executive officers, we believe that all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with during the nine months ended March 31, 2001 with the following exception, Mr. Paravato's initial Form 3 was filed one day late with the Securities and Exchange Commission.

     Pursuant to Section 16(a) of the Exchange Act, we are required to identify any person who, at any time during fiscal year 2001, was a director of TDK Mediactive, Inc., an executive officer of TDK Mediactive, Inc. or its subsidiaries or beneficial owner of more than 10% of our Common Stock or any other person who was subject to Section 16(a) of the Exchange Act with respect to we that during fiscal 1999 failed to file on a timely basis with the SEC any report required by Section 16(a) of the Exchange Act, which are on Form 3

(an initial report of beneficial ownership of common stock) and on Form 4 and Form 5 (relating to changes in beneficial ownership of common stock). Based solely on a review of such Forms 3, 4 and 5, and amendments thereto, furnished to we by the reporting persons known to it, as required by Exchange Act Rule 16a-3(e), no reporting person that was required during fiscal 2001 to comply with Section 16(a) of the Exchange Act failed to comply with such requirements other than Mr. Paravato.

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of our Chief Executive Officer and each of our other executive officers and/or other most highly compensated employees who received salary and bonus compensation in excess of $100,000 for the fiscal years ended June 30, 1999 and 2000 and for the nine months ended March 31, 2001 (the "Named Executives").

                        SUMMARY COMPENSATION TABLE
                                      Annual                 Long-Term
                                    Compensation             Compensation
                                 ------------------   ------------------------

Name and                Fiscal                   Stock Options  All Other
Principal Position       Year   Salary   Bonus(1)   Shares     Compensation(2)
-------------------     ------  ------   ------- ------------- ---------------
Vincent J. Bitetti       2001   286,349   45,542     500,000     25,220
Chief Executive Officer  2000   300,692   29,412           0     24,849
                         1999   240,000  132,500           0     23,288

Tanya Baker              2001    97,500   50,600           0      9,741
Vice President of Sales  2000   100,436        0      10,000     11,858
                         1999    61,167        0      15,000      4,682

(1) The bonus paid in fiscal 1999 was earned in fiscal 1998 and $60,000 of the bonus was accrued in fiscal 1998.

(2) The amounts in this column consist of the following: (a) personal use of Company car: Mr. Bitetti - $12,000 (2001), $12,000 (2000), $12,000
        (1999); Ms. Baker - $3,600 (2001), $3,200 (2000), $1,400 (1999); (b)
        life insurance premiums: Mr. Bitetti - $ 8,920 (2001), $7,570 (2000), $6,358 (1999); (c) medical insurance premiums: Mr. Bitetti - $8,920
        (2001), $5,279 (2000), $4,930 (1999); Ms. Baker - $6,541, (2001),
        $8,658 (2000), $3,282 (1999).

  OPTION GRANTS

     The following table sets forth information regarding grants of options to and exercises of options by the Named Executives during the nine months ended March 31, 2001.

                              OPTION GRANT TABLE
                     Number of   Percentage of
                     Securities  Total Options
                     Underlying  Granted To
                     Options     Employees In     Exercised Base  Expiration
Name                 Granted     Fiscal Year         Price          Date
-----                ----------  -------------    --------------  -----------
Vincent J. Bitetti   500,000 (1)    71.1%            $0.375        11/27/10
Tanya Baker             -             -                  -             -

(1) These options are nonqualified stock options that vest in four equal annual installments of 125,000 shares each commencing November 27, 2001. The options will expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment with us. The exercise price was 100% of the fair market value of the common stock on the date of grant.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning each exercise of a stock option during the nine months ended March 31, 2001 by each of the Named Executives and the number and value of unexercised options March 31, 2001.

                                         Number of Shares
                     Number of           Underlying Un-           Value of Unexercised
                      Shares             exercised Options         In-the-Money Options
                        on      Value        at 3/31/01                at 3/31/01 (1)
Name                 Exercise  Realized Exercisable/Unexercisable Exercisable/Unexercisable
----                ---------- -------- ------------------------- -------------------------
Vincent J. Bitetti       0        $0        50,000 / 500,000              $0 / $0
Tanya Baker              0         0        25,000 / 0                    $0 / $0

(1) Market value of the shares covered by in-the-money options on March 31, 2001, less the option exercise price.

COMPENSATION OF DIRECTORS

     Each director who is not an employee was entitled to receive a director's fee of $15,000 per year for the period through December 19, 2000 and was reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings. Thereafter, only independent, non-employee directors are entitled to receive a director's fee of $5,000 per year, while all directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings. We paid all director fees accrued through June 30, 2000, which totaled $120,000 in the aggregate, in 333,888 shares of common stock. The purchase price for the common stock issuable in payment of such director fees was $.3594 per share, which was the fair market value of the common stock on December 29, 1999, the date on which the 1999 Director Stock Plan was approved by our stockholders.

     In addition, pursuant to the 1999 Director Stock Plan, each non-employee independent director receives nonqualified stock options to acquire 10,000 shares of common stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to our Amended and Restated 1995 Stock Option Plan. Each option granted to a non-employee director vests and becomes exercisable as to 50% of the shares of common stock subject to the option on the first anniversary date of the grant and as to the remaining 50% on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Stock Option Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director. The exercise price of such options is equal to 100% of the fair market value of the common stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Stock Option Plan or the 1999 Director Plan, as applicable.

EMPLOYMENT AGREEMENT   VINCENT BITETTI

     On November 27, 2000 we entered into an employment agreement with Vincent
J. Bitetti pursuant to which Mr. Bitetti currently is compensated and serves
as the Company's Chief Executive Officer.   The employment agreement entitles
Mr. Bitetti to receive an annual base salary of $253,000 effective November 27, 2000, subject to annual increases in accordance with the CPI Index commencing on November 27, 2001. Pursuant to this employment agreement, Mr. Bitetti will be entitled to receive a bonus based upon the Board of Director's evaluation of his performance, including, but not limited to, his performance in achieving certain targets related to revenue, profit, marketing expenses, sales volume, number of new-release product titles, product development schedules and cost control. In no event, however, shall the aggregate amount of bonuses payable exceed $150,000 in any full one-year period.

     Pursuant to his employment agreement, Mr. Bitetti was granted options under the Company's 1995 Stock Option Plan to purchase 500,000 shares of Common Stock, of which options to purchase 125,000 shares vest each year over the four-year term of the employment agreement.

     Mr. Bitetti is entitled to receive certain fringe benefits under his employment agreement, including use of a Company automobile or automobile allowance, $5,000,000 in life insurance coverage (provided that in no event could the Company be required to pay a premium for such insurance in excess of $7,500 per year) and the right to participate in the Company's customary benefit plans. The employment agreement further provides that following the voluntary or involuntary termination of his employment by the Company, Mr. Bitetti would be entitled to two demand registration rights with respect to the common stock held by or issuable to him.

     Mr. Bitetti was previously compensated in accordance with a restated employment agreement, dated as of April 24, 1998, which provided annual base salary of $240,000, subject to annual increases in accordance with the Consumer Price Index commencing on April 27, 1999. Accordingly, Mr. Bitetti received annual base salary at the rate of $252,836 for the period July 1, 2000 through November 27, 2000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Common Stock as of June 15, 2001 by (i) each of our current directors and the Named Executives, (ii) all directors and Named Executives and other executive officers as a group and (iii) each person who is known to we to own, of record or beneficially, more than five percent of the Common Stock. Where the persons listed have the right to acquire additional shares of Common Stock through the exercise of options or warrants within 60 days, such additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership interests of any other person. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                                                Shares Beneficially Owned
                                                -------------------------
Name and Address of Beneficial Owner (1)         Shares          Percent
----------------------------------------         ------          -------
DIRECTORS
Vincent J. Bitetti........................    1,284,634 (2)       5.62%
Shin Tanabe...............................            0              0
Masatoshi Shikanai........................            0              0
Kenichi Aoshima...........................            0              0
Frank J. Intiso...........................            0              0
John T. Wholihan..........................       15,000 (3)          0

OTHER EXECUTIVES
Martin G. Paravato........................       65,000 (4)          0
Tanya Baker...............................       54,114 (5)          0
Eugene Code...............................       10,006 (6)          0
All directors and executive officers
   as a group.............................    1,428,754 (7)       6.25%

OTHER BENEFICIAL OWNERS
TDK U.S.A. Corporation....................   16,667,000 (8)      72.86%
TDK Corporation...........................   16,667,000 (8)      72.86%
-----------
*  Less than 1%

(1) The address of the current directors and the other executives is 26115 Mureau Road, Suite B, Calabasas, California 91302. The address of TDK U.S.A. Corporation is 901 Franklin Avenue, Garden City, New York 11530. The address of TDK Japan is 1-13-1, Nihonbashi, Chuo-ku, Tokyo 103 Japan.

(2) Includes 50,000 shares of Common Stock issuable to Mr. Bitetti under presently exercisable options. Also includes 100,000 shares of Common Stock, which Eric H. Winston is entitled to acquire from Mr. Bitetti pursuant to a presently exercisable option.

(3) Includes 15,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(4) Includes 35,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(5) Includes 25,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(6) Includes 10,006 shares of Common Stock issuable upon exercise of presently exercisable options.

(7)  Includes 9 persons.

(8) Based on information set forth in the Schedule 13D filed jointly by TDK Corporation and TDK U.S.A. Corporation with the Securities and Exchange Commission on September 21, 2000 and information set forth in the
     Schedule 13D/A filed jointly by TDK Corporation and TDK U.S.A. Corporation with the Securities and Exchange Commission on December 7, 2000, such shares are owned of record by TDK U.S.A. Corporation, which is a wholly owned subsidiary of TDK Corporation. Excludes all shares of Common Stock beneficially owned by Vincent J. Bitetti, as to which Mr. Bitetti has granted TDK U.S.A. Corporation an irrevocable proxy.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TDK TRANSACTIONS

     On September 8, 2000, we entered into a common stock purchase agreement with TDK U.S.A. Pursuant to the TDK U.S.A. stock purchase agreement, on September 11, 2000, TDK U.S.A. acquired 4,750,000 shares of our common stock, par value $.001 per share, for an aggregate purchase price of $1,425,100, and on November 27, 2000 TDK U.S.A. acquired an additional 11,917,000 shares of common stock for an aggregate purchase price of $3,575,000. Thus, pursuant to the TDK U.S.A. stock purchase agreement, TDK U.S.A. has purchased a total of 16,667,000 shares of our common stock at a purchase price of $.30 per share and an aggregate purchase price of $5,000,100. TDK U.S.A. is a wholly owned subsidiary of TDK Corporation, a publicly traded Japanese corporation.

     Contemporaneous with the second closing under the TDK U.S.A. stock purchase agreement, on November 27, 2000 we filed an amendment to our certificate of incorporation, which changed our name from "Sound Source Interactive, Inc." to "TDK Mediactive, Inc." and increased the number of our authorized shares of common stock from 20,000,000 to 50,000,000. Stockholder approval for the amendment to our certificate of incorporation was obtained by written consent of the holders of a majority of our outstanding common stock pursuant to Section 228 of the Delaware General Corporation Law. Also contemporaneous with the second closing under the TDK U.S.A. stock purchase agreement, on November 27, 2000 Richard Azevedo, Mark A. James and Samuel L. Poole each resigned as directors, and the resulting vacancies were filled by the appointment by the remaining directors of nominees designated by TDK USA. TDK U.S.A. currently owns approximately 73% of our outstanding common stock, and accordingly has the ability to elect our entire Board. The proceeds from the issuance of common stock to TDK U.S.A. have been used for general corporate purposes. Simultaneous with the first closing under the TDK U.S.A. stock purchase agreement, we entered into a registration rights agreement with TDK U.S.A. pursuant to which we granted to TDK U.S.A. certain registration rights with respect to the common stock purchased and owned by TDK U.S.A. pursuant to the TDK U.S.A. stock purchase agreement.

     Furthermore, simultaneous with the first Closing under the TDK U.S.A. stock purchase agreement, we entered into a lock-up agreement with TDK U.S.A. and Vincent J. Bitetti, our Chief Executive Officer, whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any common stock that he now owns or may acquire pursuant to options that he now holds. The lock-up agreement provides that until November 27, 2001, Mr. Bitetti may not sell or otherwise transfer any such common stock. These restrictions lapse as to 40% of such common stock owned by Mr. Bitetti on November 27, 2002; as to an additional one-third of such Common Stock held by Mr. Bitetti on the second anniversary of the Subsequent Closing; as to an additional one-half of such common stock held by Mr. Bitetti on November 27, 2003; and as to all such remaining Common Stock held by Mr. Bitetti on November 27, 2004.

     As a result of the consummation of the initial closing under the TDK U.S.A. stock purchase agreement, the exercise price of our public warrants decreased from $4.40 to $3.31 and the number of shares of common stock issuable thereunder increased from one share to 1.329305136 shares (or from 6,253,824 shares to 8,313,240 shares in the aggregate). As a result of the consummation of the second closing under the TDK U.S.A. stock purchase agreement, the exercise price of our public warrants decreased from $3.31 to

$2.18 and the number of shares of common stock issuable thereunder increased from 1.329305136 shares to 2.018348614 shares (or from 8,313,240 shares to 12,622,397 shares in the aggregate).

     On March 29, 2001 we entered into an $8.0 million loan and security agreement with TDK USA. The TDK U.S.A. loan and security agreement provides for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matures March 31, 2002. In connection with the agreement, we granted TDK U.S.A. a security interest in substantially all our assets. The loan and security agreement provides for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as "London Interbank Offered Rate (LIBOR)" for a one-month period as published from time to time in The Wall Street Journal, Money Rates Section plus 2% or (ii) the rate designated as the "Prime Rate" as published from time to time in The Wall Street Journal, Money Rates Section plus 1%. As of June 15, 2001, we have borrowed $4.6 million under the agreement.

     We have various republishing and distribution agreements with TDK Europe. During the nine months ended March 31, 2001, TDK Europe paid us $1,975,000 and during the year ended June 30, 2000, TDK Europe paid us $3,952,500 related to these agreements. Revenue is recognized either over a specified period of time or when delivery of certain products has occurred. During the nine months ended March 31, 2001, we recognized $1,690,000 revenue and during the year ended June 30, 2000; we recognized $437,500 revenue related to these agreements. At March 31, 2001 we have deferred (unearned) revenue amounting to $5,102,500 related to these agreements.

VOTING AGREEMENTS

     Pursuant to an underwriting agreement dated July 1, 1996 pertaining to our initial public offering, we granted the underwriters for such offering, The Boston Group, L.P. and Joseph Stevens & Co., L.P., each the right to nominate from time to time one director of we or to have an individual designated thereby attend all Board meetings as a nonvoting advisor. In addition, Vincent J. Bitetti and Eric H. Winston agreed to vote all of their Common Stock in favor of the two director nominees selected by the underwriters. The voting agreement with the underwriters will terminate on July 8, 2001.

     Prior to the second closing under the TDK U.S.A. stock purchase agreement described above, we and certain of our principal stockholders were subject to various voting agreements that determined the composition of our Board of Directors. All such agreements terminated upon the second closing under the TDK U.S.A. stock purchase agreement. Except for the voting agreements with The Boston Group, L.P. described in the preceding paragraph, which terminate July 6, 2001, neither we nor any of our principal stockholders now are subject to any voting or control agreements.

                                 PART IV


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

Exhibit
   No.        Description of Exhibits
-------       -----------------------
3.1           Second Restated Certificate of Incorporation. [Filed as Exhibit
              3.1 to the Registration Statement on Form SB-2 No. 33-80827
              ("Registration Statement No. 33-80827") and incorporated herein by reference.]

3.2 Certificate of Amendment of Certificate of Incorporation. [Filed as Exhibit 3.1 to the Form 10-Q dated December 31, 2000 and incorporated herein by reference.]

3.3 Second Amended and Restated Bylaws. [Filed as Exhibit 3.2 to the Form 10-Q dated December 31, 2000 and incorporated herein by reference.]

4.1 Specimen Common Stock Certificate. [Filed as Exhibit 4.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

4.2 Form of Warrant Agreement between the Company and Corporate Stock Transfer, Inc., as warrant agent, and form of Redeemable Warrant. [Filed as Exhibit 4.2 to Registration Statement No. 33-80827 and incorporated herein by reference.]

4.3 Form of Warrant Agreement between the Company and The Boston Group, LP and Joseph Stevens and Company, LP and form of Underwriters' Warrant. [Filed as Exhibit 4.3 to Registration Statement No. 33-80827 and incorporated herein by reference.]

4.4           Warrant dated April 30, 1996 issued to ASSI, Inc. [Filed as
              Exhibit 4.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]

4.5           Form of Underwriting Agreement among the Company, Vincent J.
              Bitetti, Eric H. Winston and The Boston Group, LP and Joseph Stevens & Co., LP, as underwriters. [Filed as Exhibit 1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.1          TDK Mediactive, Inc. 1992 Stock Option Plan. Filed as Exhibit
              10.4 to Registration Statement No. 33-80827and incorporated herein by reference.]

10.2 TDK Mediactive, Inc. 1995 Stock Option Plan, as amended. [Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated June 8, 1998 and incorporated herein by reference.]

10.3 1999 Director Stock Plan. [Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.]

10.4 Warrant Agreement, dated as of September 26, 1995, among the Registrant, TDK Mediactive, Inc., a California corporation (the "Subsidiary") and Financial West Group, Inc., corporation ("FWG"), as warrant agent. [Filed as Exhibit 10.6 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.5 Warrant Agreement, dated as of June 30, 1995, between the Registrant and FWG, as warrant agent. [Filed as Exhibit 10.7 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.6 Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.7 Office Lease, dated as of March 4, 1997, between Arden Realty Limited Partnership and the Registrant. [Filed as Exhibit 10.24 to the Registrant's Registration Statement on Form SB-2 No. 333-24271 ("Registration Statement No. 333-24271") and incorporated herein by reference.]

10.8 Indemnification Agreement, dated as of April 27, 1998, between the Registrant and John Wholihan. [Filed as Exhibit 10.32 to the 1998 Form 10-KSB and incorporated herein by reference.]

10.9 Distribution and Republishing Agreement, dated as of November 1, 1998, between the Registrant and TDK Recording Media Europe
              S.A. [Filed as Exhibit 10.21 to the 1999 Form 10-KSB and incorporated herein by reference.]

10.10 Addendum to Distribution and Republishing Agreement, dated as of March 1, 1999, between the Registrant and TDK Recording Media Europe. [Filed as Exhibit 10.22 to the 1999 Form 10-KSB and incorporated herein by reference.]

10.11 Exclusive Distribution Agreement, dated February 28, 2000, between TDK Recording Media S.A. and the Registrant. [Filed as
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.]

10.12         Purchase Agreement, dated September 8, 2000, between TDK U.S.A.
              Corporation and the Registrant. [Filed as Exhibit 10.1 to the Registrant's Form 8-K Report dated September 8, 2000 (the "September 2000 Form 8-K") and incorporated herein by reference.]

10.13 Registration Rights Agreement, dated as of September 8, 2000, between TDK U.S.A. Corporation and the Registrant. [Filed as
              Exhibit 10.3 to the September 2000 Form 8-K and incorporated herein by reference.]

10.14         Lock-Up Agreement, dated September 8, 2000, between Vincent J.
              Bitetti and the Registrant. [Filed as Exhibit 10.2 to the September 2000 Form 8-K and incorporated herein by reference.]

10.15 Employment Agreement of Vincent J. Bitetti dated as of November 27, 2000. [Filed as Exhibit 10.1 to the Form 10-Q dated December 31, 2000 and incorporated herein by reference.]

10.16 Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Frank J. Intiso.[Filed herewith.]

10.17 Loan Agreement, dated as of March 29, 2001, by and between the Registrant and TDK U.S.A. Corporation [Filed as Exhibit 10.1 to the Form 8-K Report dated April 10, 2001 and incorporated herein by reference.]

21.1          Subsidiaries of the Registrant. [Filed herewith.]

23.1          Consent of BDO Seidman, LLP. [Filed herewith.]

              (b)     Reports on Form 8-K

                      Current report on Form 8-K dated April 10, 2001, reporting under item 5.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 27, 2001                          TDK MEDIACTIVE, INC.


                                             By:  /s/ Vincent J. Bitetti
                                                --------------------------
                                                      Vincent J. Bitetti,
                                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

    Signature                     Title                            Date
    ---------                     -----                            ----

/s/ Shin Tanabe           President and Director
---------------------     (principal executive officer)          June 27, 2001
Shin Tanabe

/s/ Vincent J. Bitetti    Chief Executive Officer and Director   June 27, 2001
-----------------------
Vincent J. Bittetti

/s/ Martin G. Paravato    Chief Financial Officer
-----------------------   (principal accounting officer)         June 27, 2001
Martin G. Paravato

/s/ Kenichi Aoshima        Director                              June 27, 2001
-----------------------
Kenichi Aoshima

/s/ Masatoshi Shikanai     Director                              June 27, 2001
------------------------
Masatoshi Shikanai

/s/ Frank J. Intiso        Director                              June 27, 2001
------------------------
Frank J. Intiso

/s/ John T. Wholihan       Director                              June 27, 2001
------------------------
John T. Wholihan

                TDK MEDIACTIVE, INC. AND SUBSIDIARIES


                          TABLE OF CONTENTS




                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheets at March 31, 2001 and June 30, 2000                 F-3

     Statements of Operations for the nine months ended
       March 31, 2001 and the year ended June 30, 2000                  F-4

     Statements of Stockholders' Deficit for the nine months
       ended March 31, 2001 and the year ended June 30, 2000            F-5

     Statements of Cash Flows for the nine months ended
       March 31, 2001 and the year ended June 30, 2000                  F-6

     Notes to Consolidated Financial Statements                         F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TDK Mediactive, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of TDK Mediactive, Inc. and Subsidiaries (formerly known as Sound Source Interactive, Inc.) as of March 31, 2001 and June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine months ended March 31, 2001 and the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of TDK Mediactive, Inc. and Subsidiaries at March 31, 2001 and June 30, 2000, and the results of their operations and their cash flows for the nine months ended March 31, 2001 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



BDO SEIDMAN, LLP


Los Angeles, California
April 9, 2001

                     TDK MEDIACTIVE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                    March 31,        June 30,
                                                      2001             2000
                                                    ---------        --------
ASSETS (Note 6)
CURRENT ASSETS:
     Cash and cash equivalents                  $     438,555   $     165,227
     Accounts receivable, less allowances of
       $138,220 and $1,271 for possible losses,
       and $105,400 and $0 for returns and
       allowances                                   1,285,218         275,248
     Inventories, net (Note 4)                        467,050         209,716
     Prepaid royalties                                952,269         611,275
     Prepaid expenses and other                        39,154          80,869
     Software development costs (Note 2)            3,850,773       1,316,802
     Total current assets                           7,033,019       2,659,137
                                                    ---------      ----------

PROPERTY AND EQUIPMENT, net (Note 5)                  326,252         144,520

OTHER ASSETS                                           87,923          13,733
                                                    ---------      ----------

TOTAL                                             $ 7,447,194     $ 2,817,390
                                                    =========      ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $ 1,218,757     $ 1,785,296
     Accrued royalties                              1,668,225       1,295,715
     Loan payable to related entities (Note 6)        410,147               -
     Capital lease obligation, current portion          7,571           4,025
     Deferred revenue, current portion              3,552,500         937,123
                                                    ---------       ---------
     Total current liabilities                      6,857,200       4,022,159

DEFERRED REVENUE, long-term portion (Note 6)        1,550,000       3,917,500
CAPITAL LEASE OBLIGATIONS (Notes 7)                    28,526           4,024
                                                    ---------       ---------
     Total liabilities                              8,435,726       7,943,683
                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT (Notes 8 and 9):
     Common stock, $.001 par value; 50,000,000
      shares authorized; 22,876,832 and 5,911,796
      shares issued and outstanding                    22,877           5,912
     Warrants                                         559,928         559,928
     Additional paid-in capital                    19,304,629      14,316,259
     Accumulated deficit                          (20,875,966)    (20,008,392)
                                                   ----------      ----------
     Total stockholders' deficit                     (988,532)     (5,126,293)
                                                   ----------      ----------
TOTAL                                            $  7,447,194    $  2,817,390
                                                  ===========      ==========

See accompanying notes to consolidated financial statements.

                      TDK MEDIACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                  Nine months        Year
                                                     ended           ended
                                                 March 31,2001   June 20, 2000
                                                 -------------  --------------
REVENUES:
     Product sales                               $ 4,312,852     $ 2,148,130
     Republishing fees                             1,843,815         475,390
                                                  ----------      ----------
     Net revenues                                  6,156,667       2,623,520
                                                  ----------      ----------
COSTS AND EXPENSES
     Cost of sales                                 4,081,562       2,943,554
     Product development                             425,235         549,437
     Sales and marketing                           1,044,259         789,281
     General and administrative                    1,690,112       1,549,877
                                                   ---------       ---------
          Total costs and expenses                 7,241,168       5,832,149
                                                   ---------       ---------

OPERATING LOSS                                    (1,084,501)     (3,208,629)
                                                   ---------       ---------

OTHER INCOME (EXPENSE):
     Interest income                                  18,249           2,903
     Interest expense                                 (7,787)        (59,944)
     Other income (expense), net                     208,865          (7,820)
                                                    --------       ---------
     Total other income (expense)                    219,327         (64,861)
                                                    --------       ---------
Loss before provision for income taxes              (865,174)     (3,273,490)

PROVISION FOR INCOME TAXES (Note 10)                   2,400           2,400
                                                    --------       ---------
NET LOSS                                           $(867,574)    $(3,275,890)
                                                    ========       =========

BASIC AND DILUTED NET LOSS PER SHARE               $   (0.06)    $     (0.55)
                                                    ========      ==========


See accompanying notes to consolidated financial statements.

                     TDK MEDIACTIVE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------

                                                            Additional
                                Common Stock                 Paid-in   Accumulated
                            Shares     Amount   Warrants     Capital     Deficit        Total
                            ------     ------   --------    ----------  ---------       -----
BALANCE, July 1, 1999     5,869,402    $5,869   $559,928   $14,302,877 $(16,732,502) $(1,863,828)

 Common stock options
  exercised                  42,394        43          -        13,382            -       13,425

 Net loss for period              -         -          -             -   (3,275,890)  (3,275,890)

BALANCE, June 30, 2000    5,911,796     5,912    559,928    14,316,259  (20,008,392)  (5,126,293)

 Common stock options
  exercised                  18,506        18          -           828            -          846

 Private placement -
  sale of stock (Note 8) 16,667,000    16,667          -     4,887,822            -    4,904,489

 Common stock issued
  for services (Note 8)     279,530       280          -        99,720            -      100,000

 Net loss for the period          -         -          -             -     (867,574)    (867,574)

BALANCE, March 31, 2001  22,876,832   $22,877   $559,928   $19,304,629 $(20,875,966) $  (988,532)

See accompanying notes to consolidated financial statements.

                     TDK MEDIACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                                  Nine months    Year ended
                                                   March 31,      June 30,
                                                      2001          2000
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $  (867,574)  $ (3,275,890)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                    96,220        125,547
     Stock issued for services rendered              100,000              -
     Changes in operating assets and liabilities:
     Accounts receivable                          (1,009,970)       300,273
     Inventories                                    (257,334)       119,652
     Prepaid royalties                              (340,994)       632,614
     Software development costs                   (2,533,971)             -
     Prepaid expenses and other                       41,715     (1,135,384)
     Accounts payable and accrued expenses          (556,392)      (213,216)
     Accrued royalties                               372,510       (454,886)
     Deferred revenue                                247,877      3,540,707
                                                   ---------      ---------
     Net cash used in operations                  (4,707,913)      (360,583)
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment             (277,952)       (16,744)
     Other assets                                    (43,090)         3,029
                                                   ---------      ---------
     Net cash used in investing activities          (321,042)       (13,715)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuances of common stock   4,904,489              -
     Proceeds from exercises of stock options            846         13,425
     Payments on capital lease obligations            (3,052)             -
     Proceeds from (repayment of)
      short-term borrowing                           400,000       (331,043)
                                                   ---------       --------
     Net cash provided by (used in)
      financing activities                         5,302,283       (317,618)
                                                   ---------       --------
Net change in cash and cash equivalents              273,328       (691,916)

CASH AND CASH EQUIVALENTS, beginning of period       165,227        857,143
                                                   ---------       --------

CASH AND CASH EQUIVALENTS, end of period          $  438,555     $  165,227
                                                   =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                       $    7,787     $   74,982
                                                   =========       ========
     Cash paid for income taxes                   $    2,400     $    2,400
                                                   =========       ========
     Supplemental disclosure of noncash investing
      and financing activities:
        Capital lease obligations entered into for
        purchase of equipment                      $  31,100      $   8,050
                                                    ========       ========

See accompanying notes to consolidated financial statements.

                TDK MEDIACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Introduction   TDK Mediactive, Inc., a Delaware corporation, (f/k/a Sound
     Source Interactive, Inc.) was incorporated in March 1990. During the current fiscal period the Company and TDK U.S.A. Corporation, a New York corporation ("TDK U.S.A".) and a wholly owned subsidiary of TDK Corporation, a Japan publicly traded corporation ("TDK Japan"), entered into a common stock purchase agreement (the "Purchase Agreement"), pursuant to which TDK U.S.A. agreed to purchase, and the Company agreed to sell, a total of 16,667,000 shares of our common stock, for the purchase price $.30 per share.

     Upon the execution of the Purchase Agreement in September 2000, TDK U.S.A. purchased 4,750,000 shares of our common stock for an aggregate of $1,425,000 and in November 2000 TDK U.S.A. purchased an additional 11,917,000 shares of our common stock for an aggregate purchase price of $3,575,100. The Purchase Agreement required, (i) that we change the name of the Company to "TDK Mediactive, Inc."; (ii) that we increase the number of shares of common stock that we are authorized to issue from 20,000,000 to 50,000,000 and (iii) the resignation of certain board members and fill the resulting vacancies with the appointment of nominees designated by TDK USA. All of the required conditions have been satisfied. As a result of this transaction, TDK U.S.A. became our largest stockholder owning approximately 74% of the outstanding common stock.

     Business   We are engaged primarily in developing, publishing,
     distributing and marketing of interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for PCs and shipped our first products for platforms other than PCs in the first fiscal quarter of 2001. These products included two Sony PlayStation titles and one Nintendo Game Boy Color title. We intend to support most interactive software categories, including children's, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, Babbages Etc., Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors. References in this document to the "Company" includes TDK Mediactive, Inc. and its wholly owned subsidiaries.

     License Agreements   We have a license agreement with Sony pursuant to
     which we have the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States and Canada, which expires in June 2002. We also have a license agreement with Sony for use with the 128-bit Sony PlayStation 2 in the United States and Canada that expires in March 2003.

     We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the Game Boy portable game console in North America and Latin America which expires in December 2003.

     We have a license agreement with Microsoft Corporation pursuant to which we have the non-exclusive right to utilize the Microsoft name and its proprietary information and technology in order to develop and market software for use with the Xbox game console in North America and other territories on a title by title basis, which commenced on September 28, 2000 and expires three years after the release of the Xbox gaming console. The Xbox is scheduled for a Fall 2001 release with a final date to be determined.

     Our business is dependent on the license agreements with Sony and Nintendo. We expect future business to also be dependent on the yet to be released Microsoft Xbox console. Substantially all of our products are manufactured by the platform licensors who charge us a fixed amount for each CD-ROM, DVD or cartridge manufactured. This charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

     Many of our products are based on the licensed content of major motion picture studios and other intellectual property holders including Harvey Entertainment, Vivendi Universal Studios, DreamWorks, Mattel and others. Our license agreements for existing products and new products under development include Shrek(TM), Robotech(TM), Casper(TM), The Land Before Time(TM), No Rules(TM), and The Berenstain Bears(TM). We are continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties and creating original characters and stories on which to base future consumer entertainment software

     The licensing contracts with the licensors/studios are generally three to five years in duration. The licenses are usually exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. We seek licenses that have strong brand awareness worldwide and franchises that receive licensor support. The licenses usually allow products to be developed for multiple formats, including CD-ROMs, DVDs and dedicated game console formats such as the Sony PlayStation, PlayStation2, Microsoft Xbox and proprietary disc formats such as Nintendo GameCube .

     Liquidity   The Company incurred net losses of $867,574 for the nine
     months ended March 31, 2001 and $3,275,890 for the fiscal year ended June 30, 2000. The Company has not historically generated sufficient cash flows to fund operations, and has had to rely on debt and equity financings to fund operations. The Company had working capital of $175,819 at March 31, 2001 compared to negative working capital of $1,363,022 at June 30, 2000.

     On March 29, 2001 we entered into an $8.0 Million Loan and Security Agreement with TDK U.S.A. providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matures March 31, 2002 (Note 6).

     Although our revenues have increased during the nine months ended March 31, 2001 compared to the year ended June 30, 2000 we continued to experience significant losses. We will continue to search for new opportunities to obtain licenses and develop and sell products. Additionally we will continue the transition from the PC platform to dedicated game console platforms in seeking new and innovative ways to deliver its products to consumers, most of which will require large up-front cash resources. If we enter into agreements relating to such business opportunities in the future, we will require additional financing to fund our growth.

     Management has strengthened distribution channels and product offerings to include Sony PlayStation, PlayStation2 and Nintendo Game Boy to enable us to compete in the video game market place and raise the level of sales to sufficiently fund operations. During the nine months ended March 31, 2001, cash flow activity from operations show that we invested more than $2.5 million in prepaid software development costs on newly released and upcoming titles. In 1999 we signed an agreement with TDK Recording Media Europe S.A. ("TDK Europe"), a wholly owned subsidiary of TDK Japan and a related entity TDK Europe is a global electronic components manufacturer with an operating business unit specializing in the publishing and distribution of entertainment based video game and computer software.
     TDK Europe has provided approximately $7.2 million in accordance with this agreement. In February 2000 we signed a new five-year agreement with TDK Europe for future development and distribution of our products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation   The consolidated financial statements
     include the accounts of TDK Mediactive, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates   The preparation of financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

     Reclassifications   Certain reclassifications have been made with regard
     to prior year amounts in order to conform to current year presentation.

     Concentration of Credit Risk   Financial instruments, which potentially
     subject us to concentration of credit risk, consist principally of cash
     and cash equivalents and accounts receivable.   At times we maintain cash
     balances at certain financial institutions in excess of federally insured deposits. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses. We estimate credit losses based on an evaluation of historical experience and current industry trends. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

     Major Customers   Sales to two major customers accounted for 47% of
     consolidated revenues during the nine months year ended March 31, 2001 and 57% during the year ended June 30, 2000. One of the customers, TDK Europe, a related entity, accounted for 30% and 17% of such revenues.

     Major Vendors   Purchases from a major vendor accounted for approximately
     14% of consolidated purchases for the nine month ended March 31, 2001. Purchases from two vendors accounted for approximately 65% and 16% of consolidated purchases for the year ended June 30, 2000.

     Inventories   Inventories, which consist primarily of software video
     games and related packaging materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

     Property and Equipment   Property and equipment are stated at cost less
     accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

     Long-Lived Assets   We periodically review the carrying value of
     long-lived assets, and if undiscounted future cash flows are believed to be insufficient to recover the remaining carrying value of a long-lived asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

     Royalties and Software Development Costs   We have entered into various
     license agreements that require payment of up-front minimum guarantees against future royalties. Such license agreements generally require that we pay a percentage of sales of the products but no less than a specified minimum guaranteed royalty. We record the minimum guaranteed royalty as a liability and along with a related prepaid asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual sales of the related product. Additional royalty liabilities, in excess of minimum guaranteed amounts, are recorded when such amounts are earned by the licensor.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed," we examine our software development costs after technological feasibility has been established to determine if capitalization is required. Once technological feasibility is established all software production costs will be capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to consumers. Capitalized software will be amortized based on the remaining estimated life of the product.

     Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater. Prepaid software development costs are expensed on the ratio of current units sold to total projected units. When, in management's estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations.

     Fair Value of Financial Instruments   The carrying value of financial
     instruments, consisting primarily of accounts receivable, accounts payable, accrued expenses and loans payable, approximates fair value due to the maturity of these financial instruments and our borrowing costs.

     Income Taxes   Deferred income taxes are provided for temporary
     differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

     Revenue Recognition   Direct-to-the-customer sales are recognized when
     merchandise is shipped to customers and are recorded net of discounts, allowances, and estimated merchandise returns. While we have no obligation to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations. Revenue from third-party distributors is recognized as reported by such distributors, net of estimated returns. Reserves for returns are based on management's evaluation of historical experience and current industry trends.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") providing guidance on the recognition, presentation and disclosure of revenue in the financial statements. We implemented SAB 101 at the beginning of the current fiscal period and we believe that such adoption did not have a material affect on our financial results.

     Segment Reporting   As required by Statement of Financial Accounting
     Standards ("SFAS") No. 131,"Disclosures about Segments of an Enterprise and Related Information" we have reviewed our business activities and determined that we do not have more than one operating segment as defined by this statement. This determination was based on the management approach that focuses on the way management organizes the Company's business activities for making operating decisions and assessing performance. We operate in one industry segment which includes the creation, development, production, publishing and worldwide distribution of interactive educational and entertainment software properties for personal computers.

     Earnings per Common Share ("EPS")   Weighted-average common shares used
     in the computation of basic and diluted EPS were 14,963,369 for the nine months ended March 31, 2001 and 5,907,754 for the year ended June 30, 2000. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock purchase warrants stock warrants.

     New Accounting Pronouncements   In October 2000, we adopted the Financial
     Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no effect on our financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. We believe the adoption of FIN. 44 did not have a material adverse effect on our current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

3.   CHANGE IN FISCAL YEAR

     In December 2000 as a result of the acquisition by TDK U.S.A. of approximately 74% of the outstanding shares of our common stock, the Board of Directors approved a change in the Company's fiscal year-end from June 30 to March 31. This change resulted in a nine-month period for the current fiscal period ended March 31, 2001.

     Following is a comparison of the results of operations for the nine months ended March 31, 2001 to the nine-month period ended March 31, 2000:

                                              Nine Months Ended March 31,
                                              ---------------------------
                                                    2001        2000
                                                    ----        ----
                                                             (unaudited)

     Net revenues                              $ 6,156,667   $ 2,117,184
     Cost and expenses                           7,241,168     4,486,242
                                                ----------     ---------
     Operating loss                             (1,084,501)   (2,369,058)
     Other income (expense)                        219,327       (55,258)
                                                ----------     ---------
       Loss before provision for income taxes     (865,574)   (2,424,316)
     Provision for income taxes                      2,400         5,620
                                                ----------     ---------
     Net loss                                  $  (867,574)  $(2,429,936)
                                                ==========     =========

     Basic and diluted net loss per share      $     (0.06)  $     (0.41)
                                                ==========     =========

4.   INVENTORIES

     Inventories consisted of the following:


                                                  March 31,    June 30,
                                                    2001         2000
                                                  --------     -------
     Finished goods                               $328,342     $113,681
     Raw materials (components)                    138,708       96,035
                                                  --------     --------
                                                  $467,050     $209,716
                                                  ========     ========

5.   PROPERTIES AND EQUIPMENT

     Property and equipment consisted of the following:


                                        Useful     March 31,     June 30,
                                        Lives        2001          2000
                                        ------     --------      --------
     Leasehold improvements            5 years   $    7,781     $   7,781
     Computer equipment              1.5 years      890,481       643,628
     Office furniture and equipment    5 years      120,591        89,491
                                                   --------      --------
                                                  1,018,853       740,900
     Accumulated depreciation and
       amortization                                (692,601)     (596,380)
                                                  ---------      --------
                                                 $  326,252     $ 144,520
                                                  =========      ========

     Depreciation expense amounted to $96,220 for the nine months ended March 31, 2001 and $125,547 for the year ended June 30, 2000 and was included within general and administrative expenses.

6.   RELATED ENTITY TRANSACTIONS

     On March 29, 2001 we entered into an $8.0 Million Loan and Security Agreement with TDK U.S.A. The agreement provides for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matures March 31, 2002. In connection with the agreement, we granted TDK U.S.A. a security interest in substantially all our assets. The agreement provides for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as "London Interbank Offered Rate (LIBOR)" for a one month period as published from time to time in the Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the "Prime Rate" as published from time to time in the Wall Street Journal, Money Rates Section plus one percent (1%). As of March 31, 2001, we have borrowed $400,000 under the agreement.

     We have various republishing and distribution agreements with TDK Europe. During the nine months ended March 31, 2001, TDK Europe paid us $1,975,000 and during the year ended June 30, 2000, TDK Europe paid us $3,952,500 related to these agreements. Revenue is recognized either over a specified period of time or when delivery of certain products has occurred. During the nine months ended March 31, 2001, we recognized $1,690,000 revenue and during the year ended June 30, 2000; we recognized $437,500 revenue related to these agreements. At March 31, 2001 we have deferred (unearned) revenue amounting to $5,102,500 related to these agreements.

7.   COMMITMENTS AND CONTINGENCIES

     Employment Contracts   We have employment agreements with two corporate
     officers that expire on various dates through November 2004. The agreement with one officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits. Future minimum base salaries, by year and in the aggregate, consist of the following as of March 31, 2001:


              Years Ending
               March 31,                   Amount
              ------------                 ------
                 2001                     $373,000
                 2002                      253,000
                 2003                      253,000
                 2004                      147,583

     Legal Proceedings   While we are a party to legal proceedings from time
     to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

     Operating Leases   We lease facilities and certain equipment under
     noncancelable operating leases that expire at various dates through May
     2006.

     The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets. Future minimum lease payments as of March 31, 2001 are as follows:


        Year Ending          Capital      Operating     Deferred
          March 31,          Leases         Leases        Rent
        -----------          -------      ---------     --------
           2002              $11,280       $151,680      $4,668
           2003                9,717         19,042         777
           2004                8,712          4,656          -
           2005                8,712            -            -
           2006                7,986            -            -
                              ------       ---------     -------
        Total                 46,407       $175,378      $5,445
                                           =========     =======
        Less amount repre-
         senting interest    (10,310)
                              ------
        Obligations under
         capital leases       36,097

        Obligations due
         within one year       7,571
                              ------
        Long-term capital
         lease obligations   $28,526
                              ======

     Rent expense under operating lease agreements totaled $147,024 for the nine months ended March 31, 2001 and $150,573 for the year ended June 30, 2000, which are included in general and administrative expenses in the consolidated statements of operations.

     Development Contracts   We currently have a number of agreements with
     software developers for the development of video games. Under such agreements we pay a fixed fee, plus in many cases, a percentage of sales of the product developed. As of March 31, 2001, minimum remaining commitments under such agreements amounted to approximately $4.6 million.

8.   COMMON STOCK

     Private Placement   On November 27, 2000, we completed the sale of
     16,667,000 shares of common stock to TDK U.S.A. for the purchase price $.30 per share. We realized net proceeds of $4,904,489 (after deducting costs of $95,611). The net proceeds were utilized for working capital purposes. In connection with the sale we granted TDK U.S.A. certain registration rights with respect to the common stock purchased.

     Common Stock for Services   During the nine months ended March 31, 2001
     we exchanged 279,530 shares of common stock for obligations resulting from services rendered to us. Of these shares, 250,416 shares were issued to former directors who agreed to accept our shares in exchange for accrued directors fees and 29,114 shares were issued to an employee in exchange for accrued compensation.

     Warrants   In July 1996 in connection with an initial public offering
     ("IPO") of our common stock, we issued 1,371,775 redeemable warrants at $.25 per warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $4.40 per share, subject to adjustment as defined. The warrants expire December 31, 2001. In the event that the redeemable warrants are called for redemption, they will be exercisable for 30 days preceding the applicable redemption date. The redeemable warrants are subject to redemption at $.25 per redeemable warrant if the average closing bid price of the common stock equals or exceeds $5.60 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice or redemption.

     In connection with the IPO, we granted the underwriter a warrant for $50, which entitles the underwriter to purchase 240,000 shares of common stock at $5.80 per share. In addition we issued 2,016,657 redeemable warrants in connection with the conversion of a short term note payable to a related party of $500,000, plus accrued interest of $4,164.

     The exercise price and number of common stock shares deliverable related to the warrants issued in connection with the IPO are subject to adjustment. The events that would trigger an adjustment are as follows: sale of common stock for a consideration per share less than the purchase price, the issuance of stock dividends to holders of common stock, a stock split or a reverse stock split. As a result of the sale of stock to TDK U.S.A. described above, the exercise price of our public warrants decreased from $4.40 to $2.18 and the number of shares of common stock issuable thereunder increased from one share to 2.018 shares (or from 6,253,824 shares to 12,622,397 shares in the aggregate).

9.   STOCK OPTIONS AND WARRANTS

     The 1992 Stock Option Plan   The Company adopted the 1992 Stock Option
     Plan ("1992 Plan") authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors of the Company. Shares that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 1992 Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award. On September 22, 1995, the Board of Directors resolved that no additional grants shall be issued under the 1992 Plan.

     The 1995 Stock Option Plan   Pursuant to the Company's restated 1995
     Stock Option Plan ("1995 Plan") we may grant up to 1,000,000 options for shares of the Company's common stock. Options under the 1995 Plan may be granted in the form of incentive stock options or nonqualified stock options. The 1995 Plan terminates October 31, 2005 and is administered by a committee appointed by the Board of Directors of the Company.

     Incentive stock options under the 1995 Plan are limited to persons who are employees of the Company and may not be granted at a price less than 100% of the fair value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant). The term of each option may not exceed 10 years from the date of grant (five years for 10% stockholders). The committee on a case-by-case basis determines vesting of the options, and the options are not exercisable unless the holder is currently employed with the Company.

     The 1999 Director Stock Plan   Pursuant to the 1999 Director Plan ("1999
     Plan"), each non- employee director receives nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to the 1995 Plan. Each option granted to a non-employee director vests and becomes exercisable as to 50% of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50% on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options is equal to 100% of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Plan or the 1999 Plan, as applicable.

     The following table summarizes option transactions during the periods presented under both of the aforementioned plans:

                                                        Weighted-
                                                        Average
                                             Number      Price
                                           of Shares    per Share
                                           ---------   ----------
     Balance, July 1, 1999                  665,219      $1.66
        Granted                              90,000      $0.30
        Exercised                           (42,394)     $0.07
        Canceled                           (451,457)     $1.64
                                           --------

     Balance, June 30, 2000                 261,368      $1.48
        Granted                             703,000      $0.35
        Exercised                           (18,505)     $0.10
        Canceled                           (100,595)     $0.83
                                            -------
     Balance, March 31, 2001                845,268      $0.65
                                            =======

     The following summarizes pricing and term information for options outstanding as of March 31, 2001:

                              Options Outstanding             Options Exercisable
                              -------------------             -------------------
                    Number     Weighted-     Weighted-     Number     Weighted-
     Range of     Outstanding   Average      Average     Exercisable   Average
     Exercise     at March 31, Remaining     Exercise     at March 31, Exercise
      Prices          2001       Life         Price          2001       Price
     --------     -----------  ---------    ----------   ------------- ----------
 $0.06 - $0.38     721,337      5.6          $0.35         106,003       $0.31
 $0.63 - $1.19      53,931      5.3          $0.68          53,931       $0.68
 $2.09 - $2.50      35,000      7.1          $2.38          35,000       $2.38
 $4.56 - $5.00      35,000      7.1          $4.88          35,000       $4.88
                   -------                                 -------
                   845,268      4.5          $0.65         229,934       $1.37
                   =======                                 =======

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Had the Company adopted SFAS No. 123, pro forma net loss would have been $1,039,816 for the nine months ended March 31, 2001 and $3,594,653 for the year ended June 30, 2000, and pro forma basic net loss per share would have been $(0.18) for the nine months ended March 31, 2001 and $(0.61) for the year ended June 30, 2000. The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, volatility of 30%, a risk-free interest rate of 5.64%, and expected option lives of four years.

     As of March 31, 2001 we had 6,253,824 stock warrants issued in the IPO at an exercise price of $2.18 and 240,000 stock warrants issued to the underwriters at an exercise price of $2.87.

9.   INCOME TAXES

     The provision for income taxes for the nine months ended March 31, 2001 and for the year ended June 30, 2000 comprises minimum state taxes only.

     A reconciliation of the provision for income taxes with the expected income tax benefit computed by applying the federal statutory income tax rate to loss before provision for income taxes is as follows:

                                               Nine Months     Year Ended
                                              Ended March 31,    June 30,
                                                   2001            2000
                                              ---------------  -----------
     Income tax benefit computed at federal
       statutory tax rate                       $(294,975)     $(1,112,986)
     State and local taxes                          2,400            2,400
     Expenses not deductible for
       income tax purposes                          7,310            2,810
     Limitation of net operating
       loss carry-forward per IRC 382             540,778        1,083,082
     Other                                                               -
     Change in the valuation allowance           (253,113)          27,094
                                                 --------        ----------
                                                $   2,400      $     2,400
                                                 ========        ==========

     The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets are as follows:

                                               Nine Months     Year Ended
                                              Ended March 31,    June 30,
                                                   2001            2000
                                              ---------------  -----------

     Reserves and accrued liabilities           $  275,542      $  267,987
     Deferred Revenue                            2,185,911       2,090,430
     Net operating loss carryforwards            2,041,144       2,397,293
     Valuation allowance                        (4,502,597)     (4,755,710)
                                                -----------      ---------
                                                $         -     $        -
                                                ===========      =========

     At March 31, 2001 we had federal and state net operating loss carry-forwards of approximately $5,600,000 and $1,500,000, available to offset future taxable federal and state income. The federal and state carry-forwards expire in varying amounts through 2020 and 2005.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during the nine months ended March 31, 2001, as a result of the investment by TDK USA, caused the limitation of the Company's net operating loss carry-forwards. Approximately $6,500,000 of the net operating loss carry-forward is subject to limitation.