Form 10-Q
period 2001-06-30
TDK MEDIACTIVE INC
filed 2001-08-14
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2001

[  ] Transition report under Section 13 or 15 (d) of the Exchange Act

              For the transition period from __________ to __________

                      Commission File No.  0-28604
                                           -------


                             TDK MEDIACTIVE, INC.
             (Exact Name of Issuer as Specified in Its Charter)

              DELAWARE                         33-0557833
   --------------------------------         --------------------
   (State or Other Jurisdiction of          (I.R.S. Employer
    Incorporation or Organization)           Identification No.)

       26115 Mureau Road, Suite B, Calabasas, California 91302-3126
       ------------------------------------------------------------
                (Address of Principal Executive Offices)

                              (818) 878-0505
                              ----------------
             (Issuer's Telephone Number, Including Area Code)

             -----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No __

The number of shares outstanding of the issuer's common stock as of July 31, 2001 was 22,876,832.

                      TDK MEDIACTIVE, INC. AND SUBSIDIARY

                                 Form 10-Q

                                   INDEX



PART I - FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - June 30, 2001             3

Condensed Consolidated Statements of Operations -
     Three month periods ended June 30, 2001 and 2000            4

Condensed Consolidated Statements of Cash Flows -
     Three month periods ended June 30, 2001 and 2000            5

Notes to the Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risks                                      9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       10

Signatures                                                      10

                   PART I - FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

                TDK MEDIACTIVE, INC. AND SUBSIDARY
               CONDENSED CONSOLIDATED BALANCE SHEETS



                                           June 30, 2001     March 31, 2001
                                           -------------     --------------
ASSETS                                      (unaudited)
Current Assets:
     Cash and cash equivalents             $      486,613     $     438,555
     Accounts receivable - net                  3,313,190         1,285,218
     Inventory - net                              549,852           467,050
     Prepaid royalties                            883,935           952,269
     Software development costs                 5,850,742         3,850,773
     Prepaid expenses and other                    88,268            39,154
                                            -------------      ------------
        Total current assets                   11,172,600         7,033,019
                                            -------------      ------------
Property and equipment - net                      413,254           326,252
Other Assets                                       23,967            87,923
                                            -------------      ------------
TOTAL                                      $   11,609,821     $   7,447,194
                                            =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Note payable to TDK USA               $    5,312,982     $     400,000
     Accounts payable and accrued expenses      1,116,968         1,218,757
     Accrued royalties                          1,796,648         1,678,372
     Capital lease obligations                      6,565             7,571
     Deferred revenue                           3,052,500         3,552,500
                                            -------------      ------------
        Total current liabilities              11,285,663         6,857,200
                                            -------------      ------------

Capital lease obligations   long term              28,526            28,526
Deferred revenue   long term                    1,660,000         1,550,000

Stockholders' Equity:
     Common stock - $.001 par value,
     50,000,000 shares authorized,
     22,829,212 shares issued and outstanding      22,877            22,877
     Warrants                                     559,928           559,928
     Additional paid-in capital                19,304,629        19,304,629
     Accumulated deficit                      (21,251,802)      (20,875,966)
                                              ------------      -----------
Total stockholders' equity                     (1,364,368)         (988,532)
                                              ------------      -----------
TOTAL                                        $ 11,609,821      $  7,447,194
                                              ============      ===========


See notes to condensed consolidated financial statements.

                   TDK MEDIACTIVE, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2001 and 2000
                                (unaudited)


                                                     2001            2000
                                                     ----            ----
Revenues:
     Sales                                        $ 3,438,287     $ 430,946
     Republishing fees                                409,250        75,390
                                                   ----------      --------
          Total revenues                            3,847,537       506,336

Costs and expenses:
     Cost of sales                                  2,839,540       727,249
     Product development                              137,063       126,432
     Sales and marketing                              671,781       100,312
     General and administrative                       504,893       388,693
                                                    ---------     ---------
          Total costs and expenses                  4,153,277     1,342,686
                                                    ---------     ---------
Operating loss                                       (305,740)     (836,350)

Other expense, net                                    (68,496)       (9,603)
                                                    ---------     ---------

Loss before provision for income taxes               (374,236)     (845,953)

Provision for income taxes                              1,600             0
                                                    ---------     ---------
Net loss                                           $ (375,836)   $ (845,953)
                                                    =========     =========

Basic and diluted net loss per share               $    (0.02)   $    (0.14)
                                                    =========     =========







See notes to condensed consolidated financial statements.

                 TDK MEDIACTIVE, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended June 30, 2001 and 2000


                                                      2001          2000
                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (375,836)     $ (845,953)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation and amortization                  51,952          31,200
      Provision for doubtful accounts,
       discounts and returns                        111,100             250
Changes in operating assets and liabilities:
      Accounts receivable                        (2,139,072)        474,633
      Inventories                                   (82,802)        234,452
      Prepaid royalties                              68,334         423,151
      Software development costs                 (1,999,969)       (691,612)
      Prepaid expenses and other                    (49,114)        (36,212)
      Accounts payable and accrued expenses        (101,789)       (577,007)
      Accrued royalties                             128,423        (198,539)
      Deferred revenue                             (390,000)      1,344,523
                                                 ----------       ---------
Net cash used by operating activities            (4,778,773)        158,886
                                                 ----------       ---------
Cash flows from investing activities-
  Purchases of property and equipment              (138,954)         (4,535)
  Other                                              63,956               -
                                                 ----------       ---------
                                                    (74,998)         (4,535)
                                                 ----------       ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                -           2,097
    Proceeds from notes payable                   4,902,835               -
    Payments on capital lease obligations            (1,006)           (336)
                                                 ----------       ---------
Net cash provided by financing activities         4,901,829           1,761
                                                 ----------       ---------

Net change in cash and cash equivalents              48,058         156,112
Cash and cash equivalents, beginning of period      438,555           9,115
                                                 ----------       ---------
Cash and cash equivalents, end of period        $   486,613      $  165,227
                                                 ==========       =========

Supplemental disclosure of cash flow information

   Cash paid during the period for:
      Interest                                     $ 40,905        $ 23,942



See notes to condensed consolidated financial statements

                   TDK MEDIACTIVE, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended March 31, 2001.

     In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any other interim period. The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2   EARNINGS PER SHARE COMPUTATION

     We compute earnings per share in accordance with Statement of Financial Accounting Standards Board's No. 128 which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

     The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 22,876,832 shares for the three months ended June 30, 2001 and 5,908,740 shares for the three months ended June 30, 2000.

NOTE 3   CHANGE IN FISCAL YEAR

     On December 19, 2000, the Board approved a change in our fiscal year-end from June 30 to March 31. This change resulted in a nine-month transition period ending March 31, 2001 with the next full twelve-month fiscal year commencing on April 1, 2001. A Transition Report on Form 10-KSB was filed with the Securities and Exchange Commission on June 28, 2001.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Quarterly Report on Form 10-Q may contain statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to TDK Mediactive, Inc. Forward-looking statements give our expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "expect," "project," "plan," "believe," "anticipate" "intend," and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     All of the forward-looking statements contained in this Quarterly Report on Form 10-Q or in our other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Our actual results may vary materially and there are no guarantees about the performance of our publicly traded securities. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in our reports to the Securities and Exchange Commission may update some of our disclosures (including Forms 10-K, 10-Q and 8-K filed in the future) contained herein.

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

 THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS
         ENDED JUNE 30, 2000

NET REVENUES   Net revenues increased to $3,847,537 for the three months ended
June 30, 2001 as compared to $506,336 for the three months ended June 30, 2000.

This increase includes an increase in foreign republishing fees received of $338,860 and an increase from product sales amounting to $3,007,341. The substantial increase in product sales results primarily from the release of Shrek for the GameBoy Color platform that accounted for 78% of product sales for the current period. The republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company. Republishing fees are recognized when certain milestones are met and passage of time has occurred. We recognized $409,250 of such fees from TDK Europe during the three months ended March 31, 2001 as compared to $75,390 during the three months ended June 30, 2000. We have approximately $4.7 million in deferred revenue at June 30, 2001 related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

COST OF SALES   Cost of sales increased to $2,839,540 or 83% of product sales for the three months ended June 30, 2001 as compared to $727,249 or 169% of product sales for the three months ended June 30, 2000. The improvement as a percentage of product sales is attributed to the increased sales during the current period.

PRODUCT DEVELOPMENT   Product development costs increased to $137,063 for the
three months ended June 30, 2001 or 4% of product sales as compared to $126,432 during the three months ended June 30, 2000 or 29% of product sales. The improvement as a percentage of sales is due to the increased sales during the current period.

SALES AND MARKETING   Sales and marketing expenses increased to $671,781 or
19.5% of product sales for the three months ended June 30, 2001 as compared to $100,312 or 23.3% of product sales for the three months ended June 30, 2000.
The increase relates primarily to advertising and marketing for the launch of the Shrek GameBoy title in May 2001. The improvement as a percentage of product sales results from increased sales during the current period.

GENERAL AND ADMINISTRATIVE   General and administrative expenses increased to
$504,893 for the three months ended June 30, 2001 as compared to $388,693 during the three months ended June 30, 2000. The increase is primarily attributable to additional personnel ($30,000), increased professional fees ($25,000) and increased bad debt expense relating to increased sales ($26,500).

INTEREST EXPENSE   Interest expense increased by approximately $71,000 and
relates to interest cost on the new borrowings during the current year quarter.

QUARTERLY RESULTS OF OPERATIONS

We experience and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of our products and the licenses upon which they are based and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by we and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment. Our expense levels are based, in part, on its expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet our sales expectations.

SEASONALITY

The consumer software business traditionally has been seasonal. Typically, net sales are the highest during the fourth calendar quarter and decline sequentially in the first and second calendar quarters. The seasonal pattern is due primarily to the increased demand for consumer software during the year-end holiday buying season. We expect net sales and operating results to continue to reflect seasonality.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $375,836 for the three months ended June 30, 2001 compared to a net loss of $845,953 for the three months ended June 30, 2000.
We have not historically generated sufficient cash flow to fund operations, and have had to rely on debt and equity financings to fund operations. At June 30, 2001, we had a working capital deficit of $113,063.

Our cash and cash equivalents amounted to $486,613 at June 30, 2001. Cash utilized in operating activities for the three months ended June 30, 2001 amounted to $4,778,773 compared to $158,886 provided by operating activities during the three months ended June 30, 2000. The significant difference between the two quarters represents our continued investment in software development ($2.0 million) and additional receivables ($2.1 million) relating to increased sales volume.

On March 29, 2001 we entered into an $8.0 million loan and security agreement with TDK U.S.A. The loan and security agreement provides for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million, and matures March 31, 2002. In connection with the loan and security agreement, we granted TDK U.S.A. a security interest in substantially all our assets. The agreement provides for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as "London Interbank Offered Rate" for a one-month period as published from time to time in The Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the "Prime Rate" as published from time to time in The Wall Street Journal, Money Rates Section plus one percent (1%).

Through June 30, 2001 we have borrowed $5.3 million under the loan and security agreement described above. Our current business plan indicates that we will continue to expand our operations during the next 12 to 36 months. Such expansion requires us to commence the production of many titles that are planned for launch during fiscal 2002 and 2003. Accordingly, in addition to the remaining borrowings under the $8.0 million loan and security agreement with TDK U.S.A., our business plan indicates that we will need significant additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining required financing on a timely basis and at terms acceptable to us.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of business; principally risks associated with interest rates on borrowings. Our interest rate risk is immaterial due to the short maturity of our debt. We have no fixed rate debt.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.


By: /s/Vincent J. Bitetti           Date:   August 14, 2001
   -------------------------
     Vincent J. Bitetti
     Chief Executive Officer
     (Principal Executive Officer)


By: /s/Martin G. Paravato           Date:  August 14, 2001
    --------------------------
     Martin G. Paravato
     Chief Financial Officer
     (Principal Financial Officer
      and Principal Accounting Officer)