Form 10-Q
period 2001-09-30
TDK MEDIACTIVE INC
filed 2001-11-14
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)

 [x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

 [ ] Transition report under Section 13 or 15 (d) of the Exchange Act

                For the transition period from __________ to __________

                      Commission File No.  0-28604
                                           -------


                              TDK MEDIACTIVE, INC.
                (Exact Name of Issuer as Specified in Its Charter)

              DELAWARE                         33-0557833
 -------------------------------             -------------------
 (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

        26115 Mureau Road, Suite B, Calabasas, California 91302-3126
        -------------------------------------------------------------
                 (Address of Principal Executive Offices)

                              (818) 878-0505
                              ---------------
               (Issuer's Telephone Number, Including Area Code)


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

Yes [X]   No [  ]

The number of shares outstanding of the issuer's common stock as of October 31, 2001 was 22,876,832

                    TDK MEDIACTIVE, INC. AND SUBSIDIARY

                                Form 10-Q

                                  INDEX



PART I - FINANCIAL INFORMATION                                    Page
                                                                  ----

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2001           3

Condensed Consolidated Statements of Operations -
     Three month periods ended September 30, 2001 and 2000          4
     Six month periods ended September 30, 2001 and 2000            5

Condensed Consolidated Statements of Cash Flows -
     Three month periods ended September 30, 2001 and 2000          6

Notes to the Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                              11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                         12

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      TDK MEDIACTIVE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30, 2001     March 31, 2001
                                        ------------------     --------------
ASSETS                                     (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                $   324,800          $   438,555
   Accounts receivable - net                3,293,903            1,285,218
   Inventory - net                          3,178,864              467,050
 Prepaid royalties                          1,815,783              952,269
   Software development costs               7,448,255            3,850,773
   Prepaid expenses and other                 171,942               39,154
                                          -----------           ----------
  Total current assets                      16,233,547            7,033,019
                                          -----------           ----------

Property and equipment - net                  485,025              326,252
Other Assets                                   23,210               87,923
                                          -----------           ----------

TOTAL                                    $ 16,741,782          $ 7,447,194
                                         ============          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable to TDK USA                 $  8,297,490          $   400,000
 Accounts payable and accrued expenses      3,576,103            1,218,757
 Accrued royalties                          2,583,909            1,678,372
 Capital lease obligations
   current portion                              9,806                7,571
 Deferred revenue   current portion         2,920,000            3,552,500
   Total current liabilities               17,387,308            6,857,200

Capital lease obligations   long term          23,760               28,526
Deferred revenue   long term                  790,000            1,550,000

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value,
   50,000,000 shares authorized,
   22,876,832 shares issued and
   outstanding                                 22,877               22,877
 Warrants                                     559,928              559,928
 Additional paid-in capital                19,304,629           19,304,629
 Accumulated deficit                      (21,346,720)         (20,875,966)
                                          ------------         ------------
   Total stockholders' equity              (1,459,286)            (988,532)
                                          ------------         ------------
TOTAL                                    $ 16,741,782          $ 7,447,194
                                         ============          ===========

See notes to condensed consolidated financial statements.

                         TDK MEDIACTIVE, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended September 30, 2001 and 2000
                                      (unaudited)


                                                   2001             2000
                                                   ----             ----

REVENUES:
   Sales                                        $ 3,567,291      $ 979,653
   Republishing fees                              1,028,600        256,166
                                                -----------      ---------
     Total revenues                               4,595,891      1,235,819

COSTS AND EXPENSES:
   Cost of sales                                  3,176,117        619,438
   Product development                              150,834        126,108
   Sales and marketing                              615,386        154,531
   General and administrative                       635,157        393,998
                                                  ---------      ---------
      Total costs and expenses                    4,577,494      1,294,075
                                                  ---------      ---------
Operating income (loss)                              18,397        (58,256)

OTHER INCOME (EXPENSE):
   Interest income (expense), net                  (113,315)           954
   Other income                                           -        210,971
                                                  ----------     ---------
Income (loss) before provision for
  income taxes                                       (94,918)      153,669
                                                  ==========     =========
Provision for income taxes                                 0             0
                                                  ----------     ---------

Net income (loss)                                $   (94,918)    $ 153,669
                                                  ==========     =========

Basic and diluted net income (loss) per share    $     (0.00)    $    0.02
                                                  ==========     =========



See notes to condensed consolidated financial statements.

                       TDK MEDIACTIVE, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended September 30, 2001 and 2000
                                    (unaudited)


                                                     2001            2000
                                                     ----            ----

REVENUES:
   Sales                                         $ 7,005,578     $ 1,410,599
   Republishing fees                               1,437,850         331,556
     Total revenues                                8,443,428       1,742,155

COSTS AND EXPENSES:
   Cost of sales                                   6,015,657       1,346,687
   Product development                               287,897         252,540
   Sales and marketing                             1,287,167         254,843
   General and administrative                      1,140,050         782,691
                                                   ---------       ---------
     Total costs and expenses                      8,730,771       2,636,761
                                                   ---------       ---------
Operating loss                                      (287,343)       (894,606)

OTHER INCOME (EXPENSE):
   Interest income (expense), net                   (181,811)          2,067
   Other income                                            -         200,255
                                                   ---------        --------
Loss before provision for income taxes              (469,154)       (692,284)

Provision for income taxes                             1,600               0
                                                   ---------       ---------
Net loss                                          $ (470,754)     $ (692,284)
                                                   ==========      ==========
Basic and diluted net loss per share              $    (0.02)     $    (0.11)
                                                   ==========      ==========


See notes to condensed consolidated financial statements.

                     TDK MEDIACTIVE, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended September 30, 2001 and 2000
                                 (unaudited)


                                                    2001             2000
                                                    ----             ----
Cash flows from operating activities:
Net loss                                       $  (470,754)       $ (692,284)
Adjustments to reconcile net loss to net
  cash used by operating activities:
      Depreciation and amortization                104,125            57,941
      Provision for doubtful accounts,
        discounts and returns                      419,022               250
Changes in operating assets and liabilities:
      Accounts receivable                       (2,427,707)         (224,439)
      Inventories                               (2,711,814)           (7,708)
      Prepaid royalties                           (863,514)          406,689
      Software development costs                (3,597,482)       (1,612,632)
      Prepaid expenses and other                  (132,788)         (383,544)
      Accounts payable and accrued expenses      2,357,346          (908,376)
      Accrued royalties                            905,537          (267,762)
      Deferred revenue                          (1,392,500)        2,598,171
                                                ----------         ---------
Net cash used by operating activities           (7,810,529)       (1,033,694)
                                                ----------         ---------
Cash flows from investing activities:
  Purchases of property and equipment             (262,898)          (35,614)
  Other                                             64,713                -
                                                ----------         ---------
Net cash used by investing activities             (198,185)          (35,614)
                                                ----------         ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                         1,427,097
    Proceeds from notes payable                  8,647,490                 -
    Repayment on notes payable                    (750,000)
    Payments on capital lease obligations           (2,531)           (1,342)
                                                ----------         ---------
Net cash provided by financing activities        7,894,959         1,425,755
                                                ----------         ---------

Net change in cash and cash equivalents           (113,755)          356,447
Cash and cash equivalents, beginning of period     438,555             9,115
                                                 ---------         ---------
Cash and cash equivalents, end of period        $  324,800        $  365,562
                                                 =========         =========

Supplemental disclosure of
   cash flow information

   Cash paid during the period for:
      Interest                                  $  141,746        $   24,491


See notes to condensed consolidated financial statements.

                       TDK MEDIACTIVE, INC. AND SUBSIDIARY

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended March 31, 2001.

In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three month and six month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any other interim period.
The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

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

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 22,876,832 shares for the three months and six months ended September 30, 2001. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on and 6,944,405 and 6,439,574 shares for the three months and six months ended September 30, 2000. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock purchase warrants stock warrants.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Quarterly Report on Form 10-Q may contain statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to TDK Mediactive, Inc. Forward-looking statements give our expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate", "expect", "project", "plan", "believe", "anticipate", "intend", and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET REVENUES   Net revenues increased to $4,595,891 for the three months
ended September 30, 2001 as compared to $1,235,819 for the three months ended September 30, 2000. This increase includes an increase in foreign republishing fees received of $772,434 and an increase from product sales amounting to $2,587,638. The increase in product sales results primarily from the release of three titles (Wendy and Lady Sia for the GameBoy Color platform and Casper for the Sony Playstation2 platform) that accounted for 71% of product sales for the current period.

The republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company. Republishing fees are recognized when certain milestones are met and passage of time has occurred. We recognized $1,028,600 of such fees from TDK Europe during the three months ended September 30, 2001 as compared to $256,166 during the three months ended September 30, 2000. We have approximately $2.9 million in deferred revenue at September 30, 2001 related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

COST OF SALES   Cost of sales increased to $3,176,117 or 69% of revenues for the three months ended September 30, 2001 as compared to $619,438 or 50% of revenues for the three months ended September 30, 2000. The increase as a percentage of revenues relates i) prior year sales were primarily CD ROM titles which cost less than the current titles on the Game Boy and Playstation platforms and ii) the cost relating to republishing revenues is substantially lower than sales of titles, offset by additional republishing fees that have nominal cost associated with such revenue.

PRODUCT DEVELOPMENT   Product development costs increased to $150,834 for the
three months ended September 30, 2001 as compared to $126,108 during the three months ended September 30, 2000. The increase is due to hiring more employees to perform development functions in the current year.

SALES AND MARKETING   Sales and marketing expenses increased to $615,386 or
13% of revenues for the three months ended September 30, 2001 as compared to $154,531 or 13% of revenues for the three months ended September 30, 2000. The increase relates primarily to advertising and marketing for the launch of the three titles during the quarter.

GENERAL AND ADMINISTRATIVE   General and administrative expenses increased to
$635,157 for the three months ended September 30, 2001 as compared to $393,998 during the three months ended September 30, 2000. The increase is primarily attributable to additional personnel and provision for bad debts relating to increased sales.

OTHER INCOME (EXPENSE)   Other expense includes net interest expense of
$113,315 for the three months ended September 30, 2001 as compared to net interest income of $954 for the comparable prior period. The increase in interest expense is due mainly to borrowings to expand our business. During the prior year quarter other income included $210,971 received from a settlement claim with a former distributor.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2000

NET REVENUES   Net revenues increased to $8,843,428 for the six months ended
September 30, 2001 as compared to $1,742,155 for the six months ended September 30, 2000. This increase includes an increase in foreign republishing fees received of $1,106,294 and an increase from product sales amounting to $5,594,979. The increase in product sales results primarily from the release of four titles (Shrek, Wendy, and Lady Sia for the GameBoy Color platform and Casper for the Sony Playstation2 platform) that accounted for 86% of product sales for the current period.

The republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company. Republishing fees are recognized when certain milestones are met and passage of time has occurred. We recognized $1,437,850 of such fees from TDK Europe during the six months ended September 30, 2001 as compared to $331,556 during the six months ended September 30, 2000. We have approximately $2.9 million in deferred revenue at September 30, 2001 related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

COST OF SALES   Cost of sales increased to $6,015,657 or 71% of revenues for the six months ended September 30, 2001 as compared to $1,346,687 or 77% of revenues for the six months ended September 30, 2000. The decrease as a percentage of revenues is primarily attributed to the additional republishing fees that have nominal cost associated with such revenue.

PRODUCT DEVELOPMENT   Product development costs decreased to $287,897 for the
six months ended September 30, 2001 or 3% of revenues as compared to $252,540 during the six months ended September 30, 2000 or 14% of revenues. The increase is due to hiring more employees to perform development functions in the current year.

SALES AND MARKETING Sales and marketing expenses increased to $1,287,167 or 15% of revenues for the six months ended September 30, 2001 as compared to $254,843 or 15% of revenues for the six months ended September 30, 2000. The increase relates primarily to advertising and marketing for the launch of the four titles during the period. On a per title basis, the Company has reduced the advertising and marketing expenditures.

GENERAL AND ADMINISTRATIVE   General and administrative expenses increased to
$1,140,050 for the six months ended September 30, 2001 as compared to $782,691 during the six months ended September 30, 2000. The increase is primarily attributable to additional personnel and increased bad debt expense relating to increased sales.

OTHER INCOME (EXPENSE)   Other expense includes net interest expense of
$181,811 for the six months ended September 30, 2001 as compared to net interest income of $2,067 for the comparable prior period. The increase in interest expense is due mainly to borrowings to expand our business. During the six months ended September 30, 2000, other income includes $210,971 received from a settlement claim with a former distributor.

QUARTERLY RESULTS OF OPERATIONS

We experience and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of our products and the licenses upon which they are based and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by we and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment. Our expense levels are based, in part, on our expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet our sales expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $470,754 for the six months ended September 30, 2001 compared to a net loss of $692,284 for the six months ended September 30, 2000. We have not historically generated sufficient cash flow to fund operations, and have had to rely on debt and equity financings to fund operations. At September 30, 2001, we had a working capital deficit of $1,153,761.

Our cash and cash equivalents amounted to $324,800 at September 30, 2001. Cash utilized in operating activities for the six months ended September 30, 2001 amounted to $7,810,529 compared to $1,033,694 during the six months ended September 30, 2000. The significant difference between the two periods represents our continued investment in software development and additional receivables and inventory relating to increased sales volume, partially offset by increases in accounts payable and accrued expenses.

On August 24, 2001 we signed an amendment to its loan financing agreement with TDK U.S.A. The amended loan and security agreement provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of $20.0 million. The agreement matures March 31, 2002. In connection with this, we granted TDK U.S.A. a security interest in substantially all our assets. The agreement provides for interest to be paid monthly at the annual rate of the higher of
(i) the rate designated as "London Interbank Offered Rate" for a one-month period as published from time to time in The Wall Street Journal, Money Rates Section plus two and one-half percent (2.50%) or (ii) the rate designated as the "Prime Rate" as published from time to time in The Wall Street Journal, Money Rates Section plus one and one-half percent (1.50%).

Through November 8, 2001 we have borrowed approximately $12.0 million under the amended loan and security agreement described above. Our current business plan indicates that we will continue to expand our operations during the next 12 to 36 months. Such expansion requires us to produce many titles that are planned for launch during fiscal 2002 and 2003. Accordingly, in addition to the remaining borrowings under the $20.0 million amended loan and security agreement with TDK U.S.A., our business plan indicates that we may need additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and at terms acceptable to us or that we will be able to extend the current amended loan and security agreement with TDK U.S.A. when it matures on March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

   TDK MEDIACTIVE, INC.

By: /s/Vincent J. Bitetti
   -----------------------------              Date:   November 12, 2001
     Vincent J. Bitetti
     Chief Executive Officer
    (Principal Executive Officer)


By: /s/Martin G. Paravato                     Date:  November 12, 2001
   -----------------------------
     Martin G. Paravato
     Chief Financial Officer
     (Principal Financial Officer
      and Principal Accounting Officer)