Form 10-Q
period 2001-12-31
TDK MEDIACTIVE INC
filed 2002-02-05
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q

                             (Mark One)

  [x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2001

  [ ]    Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from __________ to __________

                        Commission File No.  0-28604


                             TDK MEDIACTIVE, INC.
             (Exact Name of Issuer as Specified in Its Charter)

              DELAWARE                         33-0557833
 --------------------------------           -------------------
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

      ----------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                           Last Report)

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]   No _[ ]

The number of shares outstanding of the issuer's common stock as of February 1, 2001 was 22,876,832

                     TDK MEDIACTIVE, INC. AND SUBSIDIARY

                                   Form 10-Q

                                     INDEX



PART I - FINANCIAL INFORMATION
                                                                      Page
                                                                      ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2001 and
      March 31, 2001                                                    3

Condensed Consolidated Statements of Operations -
     Three month periods ended December 31, 2001 and 2000               4
     Nine month periods ended December 31, 2001 and 2000                5

Condensed Consolidated Statements of Cash Flows -
     Nine month periods ended December 31, 2001 and 2000                6

Notes to the Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                                  11


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           12

Item 6.  Exhibits and Reports on Form 8-K                              12

Signatures                                                             13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       TDK MEDIACTIVE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         December 31, 2001      March 31, 2001
                                         -----------------      --------------
ASSETS                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $   2,075,775         $    438,555
  Accounts receivable - net                 12,195,413            1,285,218
  Inventory - net                              944,634              467,050
  Prepaid royalties                          1,784,514              952,269
  Software development costs                 7,080,844            3,850,773
  Prepaid expenses and other                   443,755               39,154
                                            ----------           ----------
  Total current assets                      24,524,935            7,033,019
                                            ----------           ----------
Property and equipment - net                   566,876              326,252
Other assets                                    23,210               87,923
                                            ----------           ----------
TOTAL                                     $ 25,115,021         $  7,447,194
                                            ==========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to TDK USA                 $ 15,757,230         $    400,000
  Accounts payable and accrued expenses      3,131,082            1,218,757
  Accrued royalties                          3,766,987            1,678,372
  Capital lease obligations
    current portion                              8,045                7,571
  Deferred revenue   current portion         2,320,000            3,552,500
                                           -----------           ----------
  Total current liabilities                 24,983,344            6,857,200
                                           -----------           ----------

Capital lease obligations   long term           23,138               28,526
Deferred revenue   long term                   740,000            1,550,000

STOCKHOLDERS' EQUITY:

  Common stock - $.001 par value, 50,000,000
    shares authorized, 22,876,832 shares
    issued and outstanding                      22,877               22,877
  Warrants                                     559,928              559,928
  Additional paid-in capital                19,304,629           19,304,629
  Accumulated deficit                      (20,518,895)         (20,875,966)
                                           -----------           ----------
Total stockholders' equity                    (631,461)            (988,532)
                                           -----------           ----------

TOTAL                                     $ 25,115,021          $ 7,447,194
                                           ===========           ==========

See notes to condensed consolidated financial statements.

                      TDK MEDIACTIVE, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended December 31, 2001 and 2000
                                  (unaudited)

                                                     2001            2000
                                                     ----            ----
Net Revenues                                    $ 16,457,076      $ 3,832,355

Costs and expenses:
      Cost of sales                               12,218,674        2,438,713
      Product development                            160,552          143,638
      Sales and marketing                          2,176,627          449,802
      General and administrative                     844,416          660,050
                                                 -----------       ----------
          Total costs and expenses                15,400,269        3,692,203
                                                 -----------       ----------
Operating income                                   1,056,807          140,152

Other income (expense):
      Interest income (expense), net                (228,982)           2,294
                                                 -----------       ----------
Net income                                      $    827,825      $   142,446
                                                 -----------       ----------

Basic and diluted net income per share               $  0.04          $  0.01
                                                 -----------       ----------




See notes to condensed consolidated financial statements.

                    TDK MEDIACTIVE, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended December 31, 2001 and 2000
                                  (unaudited)


                                                       2001            2000
                                                       ----            ----

Net Revenues                                     $ 24,900,504    $ 5,574,510

Costs and expenses:
      Cost of sales                                18,234,331      3,838,956
      Product development                             448,449        342,622
      Sales and marketing                           3,463,794        704,645
      General and administrative                    1,984,466      1,440,341
                                                   ----------     ----------
            Total costs and expenses               24,131,040      6,326,564
                                                   ----------     ----------
Operating income (loss)                               769,464       (752,054)

Other income (expense):
      Interest income (expense), net                 (410,793)         1,465
      Other income                                          -        203,151
                                                   ----------      ---------

Income (loss) before provision for income taxes       358,671       (547,438)

Provision for income taxes                              1,600          2,400
                                                     --------      ---------
Net income (loss)                                   $ 357,071     $ (549,838)
                                                     --------      ---------
Basic and diluted net income (loss) per share       $    0.02     $    (0.04)
                                                     --------      ---------


See notes to condensed consolidated financial statements.

                    TDK MEDIACTIVE, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine months Ended December 31, 2001 and 2000
                                (unaudited)

                                                      2001            2000
                                                      ----            ----
Cash flows from operating activities:
Net income (loss)                                $  357,071      $ (549,838)
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
      Depreciation and amortization                 165,399          87,069
      Provision for doubtful accounts, discounts
        and returns                                 526,179         157,042
Changes in operating assets and liabilities:
      Accounts receivable                       (11,436,374)     (1,557,639)
      Inventories                                  (477,584)       (266,768)
      Prepaid royalties                            (832,245)         (1,018)
      Software development costs                 (3,230,071)     (1,886,545)
      Prepaid expenses and other                   (404,601)          3,489
      Accounts payable and accrued expenses       1,912,325        (778,196)
      Accrued royalties                           2,088,615         322,689
      Deferred revenue                           (2,042,500)      1,310,671
                                                 ----------       ---------
Net cash used by operating activities           (13,373,786)     (3,159,044)
                                                 ----------       ---------
Cash flows from investing activities:
  Purchases of property and equipment              (406,023)       (112,697)
  Other                                              64,713            -
                                                 ----------       ---------
Net cash used by investing activities              (341,310)       (112,697)
                                                 ----------       ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock             -          5,002,197
    Proceeds from notes payable                  16,107,230           -
    Repayment on notes payable                     (750,000)          -
    Payments on capital lease obligations            (4,914)         (2,013)
                                                 ----------       ---------
Net cash provided by financing activities        15,352,316       5,000,184
                                                 ----------       ---------

Net change in cash and cash equivalents           1,637,220       1,728,443
Cash and cash equivalents, beginning of period      438,555           9,115
                                                 ----------       ---------

Cash and cash equivalents, end of period       $  2,075,775    $  1,737,558
                                                 ----------       ---------

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                  $   339,633    $     30,439
      Income Taxes                                        0    $        800

   Non-cash financing transaction:
      250,415 shares of common stock exchanged
      for accrued director fees                 $         0     $    90,000

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

In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three month and nine month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any other interim period. The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made with regard to prior year amounts in order to conform to current year presentation.

NOTE 2   EARNINGS PER SHARE COMPUTATION

Weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 22,876,832 shares for the three months and nine months ended December 31, 2001. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 15,158,450 and 13,338,494 shares for the three months and nine months ended December 31, 2000. Potential dilutive securities were included in the EPS calculation and their effect was nominal. Potential dilutive securities consisted of outstanding stock options and stock purchase warrants.

NOTE 3   WARRANT EXPIRATION

In July 1996 in connection with an initial public offering of our common stock, we issued 1,371,775 redeemable warrants at $.25 per warrant. In addition we issued 2,016,657 redeemable warrants in connection with the conversion of a short term note payable to a related party of $500,000, plus accrued interest of $4,164. As of December 31, 2001, the number of shares of common stock issuable for such warrants amounted to 12,622,397 shares in the aggregate. On January 2, 2002, all such warrants expired and no warrants were converted to common shares.

The amount attributable to warrants in the accompanying balance sheet in the amount of $559,928 will be reclassified to paid-in-capital in January 2002.

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

NET REVENUES   Net revenues increased to $16,457,076 for the three months ended December 31, 2001 as compared to $3,832,355 for the three months ended December 31, 2000. This increase results from an increase from product sales amounting to $12,680,833 partially offset by a decrease of $56,112 in republishing fees. The increase in product sales results primarily from the release of two titles, (Shrek for the Microsoft Xbox platform and No Rules for the Nintendo Advanced Game Boy platform) and the holiday demand for an existing title (Shrek for the Nintendo Game Boy Color platform) all of which accounted for 80% of product sales for the current period.

We received republishing fees relating to a republishing and distribution agreement with TDK Europe, a related company and are recognized when certain milestones are met and passage of time has occurred. We recognized $650,000 of such fees during the three months ended December 31, 2001 as compared to $1,262,500 during the three months ended December 31, 2000. We have approximately $3.0 million in deferred revenue remaining at December 31, 2001 related to this agreement.

COST OF SALES   Cost of sales increased to $12,218,674 or 74% of revenues for the three months ended December 31, 2001 as compared to $2,438,713 or 64% of revenues for the three months ended December 31, 2000. The increase as a percentage of revenues is due primarily to the fact that cost relating to republishing revenues is substantially lower than product sales.

PRODUCT DEVELOPMENT   Product development costs increased to $160,552 for the
three months ended December 31, 2001 as compared to $143,638 during the three months ended December 31, 2000. The increase is primarily due to additional personnel hired in this department.

SALES AND MARKETING   Sales and marketing expenses increased to $2,176,627 or
13% of revenues for the three months ended December 31, 2001 as compared to $449,802 or 12% of revenues for the three months ended December 31, 2000. The increase relates primarily to advertising and marketing for the launch of new titles during the quarter ($1,320,000) and increases in sales commissions ($214,000) and personnel ($95,000).

GENERAL AND ADMINISTRATIVE   General and administrative expenses increased to
$844,416 for the three months ended December 31, 2001 as compared to $660,050 during the three months ended December 31, 2000. The increase is primarily attributable to increases in bad debt provision relating to increased sales ($189,000) and additional personnel ($87,000) offset by decreases in professional fees ($83,000) and travel cost ($8,000).
Other income (expense)   Other expense includes net interest expense of
$228,982 for the three months ended December 31, 2001 as compared to net interest income of $2,294 for the comparable prior period. The increase in interest expense is due mainly to increased borrowings relating to expanded business.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2000

NET REVENUES   Net revenues increased to $24,900,504 for the nine months ended
December 31, 2001 as compared to $5,574,510 for the nine months ended December 31, 2000. This increase includes an increase in republishing fees received of $1,050,182 and an increase from product sales amounting to $18,275,812. The increase in product sales results primarily from the release of six titles (Shrek, Wendy, No Rules, and Lady Sia for the Nintendo GameBoy platforms, Casper for the Sony Playstation2 platform and Shrek for Microsoft Xbox platform) that accounted for 89% of product sales for the current period.

We received republishing fees relating to a republishing and distribution agreement with TDK Europe, a related company amounted to $2,042,500 during the nine months ended December 31, 2001 as compared to $1,537,500 during the nine months ended December 31, 2000.

COST OF SALES   Cost of sales increased to $18,234,331 or 73% of revenues for the nine months ended December 31, 2001 as compared to $3,838,956 or 69% of revenues for the nine months ended December 31, 2000. The increase as a percentage of revenues is due primarily to the fact that cost relating to republishing revenues is substantially lower than product sales.

PRODUCT DEVELOPMENT   Product development costs increased to $448,449 for the
nine months ended December 31, 2001 or 2% of revenues as compared to $342,622 during the nine months ended December 31, 2000 or 7% of revenues. The increase is primarily due to additional personnel hired in this department.

SALES AND MARKETING Sales and marketing expenses increased to $3,463,794 or 14% of revenues for the nine months ended December 31, 2001 as compared to $704,645 or 13% of revenues for the nine months ended December 31, 2000. The increase relates primarily to advertising and marketing for the launch of the new titles during the period ($1,890,000), increase in sales commission ($408,000) and increase in personnel ($255,000).

GENERAL AND ADMINISTRATIVE   General and administrative expenses increased to
$1,984,466 for the nine months ended December 31, 2001 as compared to $1,440,341 during the nine months ended December 31, 2000. The increase is primarily attributable to an increase in bad debt provision relating to increased sales ($288,000), additional personnel ($180,000), depreciation ($80,000) and travel ($45,000), partially offset by a decrease in professional fees ($53,000).

OTHER INCOME (EXPENSE)   Other expense includes net interest expense of
$410,793 for the nine months ended December 31, 2001 as compared to net interest income of $1,465 for the comparable prior period. The increase in interest expense is due mainly to borrowings to expand our business. During the nine months ended December 31, 2000, other income includes $210,971 received from a settlement claim with a former distributor.

QUARTERLY RESULTS OF OPERATIONS

We experience and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of our products and the licenses upon which they are based and those of our competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by us and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment. Our expense levels are based, in part, on our expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet our sales expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

We had net income of $357,071 for the nine months ended December 31, 2001 compared to a net loss of $549,838 for the nine months ended December 31, 2000. We have not historically generated sufficient cash flow to fund operations, and have had to rely on debt and equity financings to fund operations. At December 31, 2001, we had a working capital deficit of $458,409.

Cash and cash equivalents amounted to $2,075,775 at December 31, 2001. Cash utilized in operating activities for the nine months ended December 31, 2001 amounted to $13,373,786 compared to $3,159,044 during the nine months ended December 31, 2000. The significant difference between the two periods represents continued investment in software development ($1,343,000), additional receivables relating to increased sales volume ($9,878,000) and a decrease in deferred revenue ($3,353,000).

On August 24, 2001 we signed an amendment to our loan financing agreement with TDK U.S.A., a related entity. The amended loan and security agreement provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of $20.0 million. The agreement matures March 31, 2002. In connection with this, we granted TDK U.S.A. a security interest in substantially all our assets. The agreement provides for interest to be paid monthly at the annual rate of the higher of
(i) the rate designated as "London Interbank Offered Rate" for a one-month period as published from time to time in The Wall Street Journal, Money Rates Section plus two and one-half percent (2.50%) or (ii) the rate designated as the "Prime Rate" as published from time to time in The Wall Street Journal, Money Rates Section plus one and one-half percent (1.50%). At February 1, 2002, we have an outstanding balance of approximately $12 million under the amended loan and security agreement.

Our current business plan indicates that we will continue to expand our operations during the next 12 to 36 months. Such expansion requires us to produce many titles that are planned for launch during fiscal 2002 and 2003. Accordingly, in addition to the remaining borrowings under the $20.0 million amended loan and security agreement with TDK U.S.A., our business plan indicates that we will need additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and at terms acceptable to us or that we will be able to extend the current amended loan and security agreement with TDK U.S.A. when it matures on March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain market risks arising from transactions in the normal course of business; principally risks associated with interest rates on borrowings. Our interest rate risk is immaterial due to the short maturity of our debt. We have no fixed rate debt.

                      PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2001 we held our 2001 Annual Meeting of Stockholders. The following matters were decided:

1.       Seven directors were elected:
                                           Votes For      Abstentions
                                           ----------     -----------
           Kenichi Aoshima                 22,607,972       12,650
           Vincent J. Bitetti              22,607,972       12,650
           Dennis J. Kenny                 22,607,972       12,650
           Frank J. Intiso                 22,607,972       12,650
           Masatoshi Shikanai              22,607,972       12,650
           Shin Tanabe                     22,607,972       12,650
           John T. Wholihan                22,607,972       12,650

2. Ratification of BDO Seidman, LLP as the Company's independent auditors. Ratification was approved by a vote of 22,608,472 for, 8,650 against, and 3,500 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.


By: /s/Vincent J. Bitetti             Date   February 5, 2001
   ------------------------
      Vincent J. Bitetti
      Chief Executive Officer
     (Principal Executive Officer)


By: /s/Martin G. Paravato               Date:  February 5, 2001
   --------------------------
      Martin G. Paravato
      Chief Financial Officer
     (Principal Financial Officer
      and Principal Accounting Officer)