Form 10-K
period 2002-03-31
TDK MEDIACTIVE INC
filed 2002-06-27
CIK 907237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28604

TDK MEDIACTIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0557833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4373 Park Terrace Drive	91361
Westlake Village, California (Address of principal executive offices)	(Zip Code)

(818) 707-7063
(Issuer’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and such disclosure will not be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock of the Issuer (the “Common Stock”) held by nonaffiliates, based on the market price at June 19, 2002, was approximately $9,640,000. As of June 19, 2002, there were 22,891,832 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Issuer’s definitive proxy statement, to be delivered to its stockholders in connection with the Issuer’s 2002 Annual Meeting of Stockholders, are incorporated by reference to Part III herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are based upon certain estimates, projections and other forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 with respect to TDK Mediactive, Inc. (the “Company”). Forward-looking statements give our expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “estimate,” “expect,” “project,” “plan,” “believe,” “anticipate” “intend,” and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

All of the forward-looking statements contained in this Annual Report on Form 10-K or in other TDK Mediactive publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Our actual results may vary materially and there are no guarantees about the performance of our publicly traded securities.

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in our reports to the Securities and Exchange Commission (the “SEC”) may update some of our disclosures (including Forms 10-K and 8-K filed in the future) contained herein.

Some of the facts that could cause uncertainties are described under the caption “Factors That May Effect Future Performance.”

PART I

Item 1.     Business

We are engaged primarily in developing, publishing, distributing and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers on a case by case basis. We currently publish—or intend to publish—titles for Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance and Nintendo Game Boy Color. We intend to support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our major retail customers include Toys “R” Us, Wal-Mart, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors. During the year ended March 31, 2002, sales to each of the following customers exceeded 10% of consolidated revenues; Toys “R” Us, Target and Cokem International.

We were initially incorporated in California in 1990 under the name “Sound Source Interactive, Inc.” On May 16, 1994, Sound Source Interactive, Inc. merged with Basic Science Associates, Inc., a publicly held Delaware corporation. The merger was accounted for as a reverse acquisition because stockholders of Sound Source maintained control of the surviving entity, Basic Science. Concurrent with the merger, Basic Science changed its name to Sound Source Interactive, Inc. (a Delaware corporation). During September and November 2000, we sold 16,667,000 shares of our common stock to TDK U.S.A. Corporation, which thereby acquired an approximately 74% controlling interest in our Company. TDK USA is a wholly owned subsidiary of TDK Corporation, a publicly traded Japanese corporation. We then changed our name to “TDK Mediactive, Inc.” Our principal executive offices are located at 26115 Mureau Road, Calabasas Hills, California 91302, and our telephone number is (818) 878-0505. Effective July 1, 2002 we will move into our new corporate headquarters located at 4373 Park Terrace Drive, Westlake Village, California 91361 (818) 707-7063. Our web site is at www.tdk-mediactive.com.

Our objective is to harness the substantial growth predicted for the interactive gaming industry and become a leading publisher of high quality entertainment software for all the primary game consoles and handheld systems. To achieve this objective, we intend to:

•
Leverage the substantial experience and expertise across our team of approximately 44 full-time employees, representing all facets of the interactive gaming industry, including professionals from most of the leading interactive game publishers;

•
Focus on developing products based on strong licensed intellectual content and brands from a variety of entertainment industry and other sources, each offering either high visibility and/or targeted consumer recognition and affinity;

•	Focus our development efforts principally on the T for Teen and E for Everyone game ratings which reach very broad audiences;

•	Target a diverse base of demographics, properties and game platforms to provide a truly diversified base of titles and revenues;

•	Expand our base of licensor, development and distribution partnerships, leveraging each partners respective strengths while managing the process with our in-house teams;

•	Leverage our brand and product recognition worldwide; and

•	Pursue strategic alliances, joint ventures and acquisitions where prudent.

Many of our products are based on the licensed content of major motion picture studios and other intellectual property holders including DreamWorks SKG, Vivendi-Universal Studios, Mattel, Inc., Classic Media, DC Comics, Hallmark Entertainment Distribution LLC, BDSP Inc., The Jim Henson Company, General Motors Corporation, Infogrames Interactive, Inc. and others. Our license agreements for existing products and new products under development include Shrek™, Robotech™, Casper™, The Land Before Time™, Tonka™, Corvette™, Aquaman™ and Dinotopia™. We are continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties and creating original characters and stories on which to base future consumer entertainment software.

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

In addition to the CD-ROM media format, many of the licenses allow for DVD and dedicated game console formats such as the Sony PlayStation, PlayStation2, Microsoft Xbox and proprietary disc formats such as Nintendo GameCube. In addition, handheld systems such as Nintendo Game Boy (Color and Advance), PDA (personal digital assistant), Pocket personal computers and cellular phone rights are included in some license agreements. On July 22, 1998 we signed a four-year publishing license agreement with Sony Entertainment Corporation of America to publish Sony PlayStation titles and on September 30, 1998 we signed an additional agreement to become an authorized developer for the PlayStation dedicated game console system. Subsequently, we have also been licensed for the Sony PlayStation2 Computer Entertainment System. We are also an authorized developer and publisher for the Microsoft Xbox and Nintendo gaming systems and are anticipating adding other interactive formats such as new wireless technologies such as cellular phone and broadband delivered consumer-based entertainment.

The following sets forth information with respect to our platform licenses:

MICROSOFT XBOX

•	Signed: 10/17/00

•	Effective Date: 9/28/00

•	Term: Ends 3 years after commercial release of Xbox (November 2001)

NINTENDO GAME BOY

•	Signed: 12/19/00

•	Effective Date: 12/19/00

•	Term: Ends 3 years from Effective Date

NINTENDO GAMECUBE

•	Signed: 11/9/01

•	Effective Date: 11/9/01

•	Term: Ends 3 years from Effective Date

SONY PSX

•	Signed: 6/3/02

•	Effective Date: 9/11/02

•	Term: Ends 4 years from Effective Date

SONY PS2

•	Signed: 6/14/00

•	Effective Date: 4/1/00

•	Term: Ends on 3/31/03 unless extended for additional one-year terms

On May 23, 2002, we announced a strategic agreement with Activision, Inc. to co-develop and co-publish video games. The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks Pictures’ blockbuster Academy Award® winning feature film “Shrek.” Additionally, TDK Mediactive and Activision have agreed to co-develop and co-publish a yet to be announced title originating from Activision’s portfolio of video game brands. Throughout the co-publishing relationship TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources and global brands. Under the agreement, Activision will start to co-develop and co-publish games with TDK Mediactive based on the upcoming “Shrek” theatrical sequel. The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel.

Industry Background

The home video game software market consists both of cartridge-based and optical disc-based software for use solely on dedicated hardware systems manufactured primarily by Microsoft, Sony and Nintendo. Until 1996, most Software for dedicated platforms was sold in cartridge form. However, optical disc-based formats have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges. Nintendo introduced the first modern platform in 1985 using “8-bit” technology. “8- bit” means that the central processing unit, or “chip,” on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power the platforms. As the technology of the hardware has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of optical discs enables them to provide richer content, multiple languages and longer play. Portable platforms are less sophisticated technologically and do not require television monitors. Currently, the nonportable Platforms being marketed are based primarily on 128-bit technology.

We also expect to see other optical disc formats introduced over the next few years. Their capacity will allow for more information, such as multiple languages and higher quality graphics to be formatted and stored on a single disc. Handheld video game systems such as those manufactured by Nintendo utilize an IC chip-based storage medium encased in a durable plastic cartridge, which is manufactured in Japan. The IC chip based storage capacity varies per game as dictated by the sophistication and design demands of the software.

In response to these developments, increasing numbers of consumer software products are being developed to address a broad range of consumer demographics, interests and everyday tasks. We believe that consumers are more frequently purchasing software on impulse in the same way that they often buy books, music CDs and motion picture videos. With the increasing consumerization of the software market, prices for consumer software products are now at impulse price levels ranging from $9.99 to $49.99. We believe that the distribution channels for consumer software has expanded to include book and music stores, toy stores, department stores, electronic stores, appliance stores, video outlets, supermarkets, club formats, drug and discount stores, catalogs and internet e-commerce stores.

Scheduled Product Releases

The following tables set forth, for each platform, the titles we expect to release in during our fiscal year ending March 31, 2003. We cannot assure you that each of the titles anticipated for release will be released when scheduled, if ever.

Property / Title	Xbox	PS2	G-Cube	GBA	GBC	PS1	PC CD ROM
Robotech / tba	Q2 ‘03	Q2 ‘03	Q3 ‘03	Q2 ‘03
Dinotopia / tba				Q1 ‘03			Q1 ‘03
Aquaman / tba	Q3’03		Q3 ‘03
Shrek / tba	Q3 ‘03		Q3 ‘03	Q3 ‘03
Pryzm / The Dark Unicorn		Q1 ‘03
Mercedes Benz / World Racing	Q3 ‘03
Shrek / tba						Q2 ‘03
Muppets / tba				Q4 ‘03		Q3 ‘03
Casper / Spirit Dimensions			Q3 ‘03
Shrek / tba			Q4 ‘03
Shrek—Education I / tba							Q2 ‘03
Shrek—Education II /tba							Q2 ‘03
Land Before Time / tba						Q3 ‘03	Q3 ‘03
Various properties / tba			Q4 ‘03	Q3 ‘03	Q1 ‘03	Q3 ‘03	Q2’03

tba	= Title to be announced

Distribution

North American Sales—Our North American Sales structure consists of a national Vice President, a Eastern Regional company representative, a Western Regional company representative and internal support for distribution and Canadian accounts and sales and retail marketing tracking and sell through administration in house. In addition, we utilize several independent manufacturers’ representatives and select independent distributors to reach new or alternative sales channels which are managed by our internal team.

International Sales—The majority of our international business is conducted via a republishing and distribution agreement with TDK Recording Media Europe, SA, a wholly owned subsidiary of TDK Corporation, an affiliated company. to distribute software titles throughout Europe and other territories. We signed an expanded worldwide agreement with TDK Europe on February 28, 2000. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. The success of the localization is dependent upon the international appeal of certain of our products, growth of the interactive software market internationally, the ability to successfully localize and market the products and the ability to continue to obtain licenses with worldwide appeal. This agreement with TDK Europe extends through February 28, 2005.

Sales and Marketing—By offering a portfolio of products, we believe that we can provide retailers with an assortment of titles in categories of interest to consumers. We also support our retailers, where applicable, by setting up special displays, end caps and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. We are currently developing a variety of cross-marketing promotional programs with the movie studio licensors and other licensees of movie, television, literary works and direct to video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in our software products, and promotional contests with various motion picture studios. We are actively seeking additional cross-promotion opportunities. We believe that we can generate additional revenues through our involvement in cross-promotional efforts with studio partners, other licensees and direct sale programs, although there can be no assurance that this will occur.

Drawing upon established consumer marketing techniques, our marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product’s retail exposure. We believe that consumer-driven marketing, high perceived value, competitive price points, and easily identifiable packaging which emphasizes high-impact design and concise, non-technical product information, lead to higher visibility and impulse purchases of our products in retail stores.

We provide product and technical support to our customers by telephone and on-line via our web site at www.tdk-mediactive.com. We have also installed a telephone system and a call-handling center to facilitate our response to customer inquiries. Customer feedback is shared among other support representatives and made available to product managers and producers for development of future products.

Development

We seek to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. We believe that our development model is consistent with industry standards, including high product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

Our in-house producers oversee the development of various products from conception through completion, and control the content, design, scope and development schedule. New product ideas are evaluated with each licensor based upon upcoming theatrical and/or video and book releases, television programming, market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We seek to design new products that incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product’s features and a user interface that is consistent with our other products. Whenever practical, the software is designed to incorporate technology used in existing products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to achieve a manufacturing specification that will enable us to meet margin requirements at consumer price points.

Our producers then commence the development of the project through independent external developers who utilize a team of programmers, sound engineers, artists, animators, designers, writers and testers. Internal development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency. Development costs associated with externally licensed technology are sometimes partially paid by royalties based on net sales, which lowers our investment risk. Our agreements with independent developers normally grant us an exclusive worldwide license to use the developers’ source code. We expect to continue to outsource the majority of product development to qualified sources for the foreseeable future.

Products under development are extensively tested by our quality assurance department, and must be approved by the licensor(s) before being released for production. The quality assurance department tests for “fun factor”, bugs, functionality and ease-of-use. Producers are also responsible for reviewing customer feedback, competitive products, product performance and market positioning in order to introduce features that keep abreast of consumer tastes and trends.

We currently are the licensee under technology licenses with Microsoft Corp., Sony Entertainment Corporation of America and Nintendo of America. We utilize technology provided by these licensors to develop and operate several of our products.

Personal computer titles are currently being developed under a co-publishing model. We co-develop and co-publish select titles on a case by case basis. We have co-published three personal computer titles with Activision Value, a subsidiary of Activision, Inc. and have announced that we will jointly develop four more titles for the current year. The agreement with Activision is based on a “first look” arrangement on new titles proposed by us.

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

Our designated outside developers prepare master software discs and user manuals. Packaging design, duplication, printing of documentation and packaging, as well as the assembly of purchased components and/or the shipment of finished products, are performed by third parties in accordance with our and/or technology licensor specifications. We have multiple sources for most components, with assembly and shipping currently performed by several independent fulfillment houses. To date, we have not experienced any material difficulties or delays in the production and assembly of our products.

Competition

The market for consumer software products is intensely and increasingly competitive. Our competitors range from companies with limited resources to companies with substantially greater financial, technical and marketing resources than those of ours. Existing consumer software companies have broadened their product lines and compete with us. In addition, new competitors, including computer hardware and software manufacturers, diversified media companies, toy companies and the platform licensors, have entered the consumer software market, resulting in greater competition for us.

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

Our products are based primarily upon the licensed content of major motion picture studios and other intellectual property rights holders. All such license agreements to which we currently are a party are for fixed terms, which will expire over the next five years. Provided that we are in compliance with all requirements of each license, including most significantly that we have satisfied the applicable minimum royalty guarantees, the licensor cannot prematurely cancel a license.

Employees

As of June 19, 2002, we had 44 full-time employees, including 10 employees in sales and marketing, 24 employees in product development and customer support, and 10 employees in administration and finance. None of our employees is represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.     Properties

In May 2002 we signed a lease for our corporate office in Westlake Village, Los Angeles County California. Our new facility lease of approximately 14,600 square feet expires on February 28, 2006. We currently expect that this facility will be sufficient for our needs at least through the term of the lease.

Item 3.     Legal Proceedings

Although we may be a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

EXECUTIVE OFFICERS

The names of our executive officers and their ages as of March 31, 2002 are shown below:

Vincent J. Bitetti, age 47, in 1989 founded Sound Source Interactive, Inc., the Company’s predecessor that now is a wholly owned subsidiary of the Company, and served as the President of that company from its formation. Mr. Bitetti served as the Chairman of the Board and Chief Executive Officer and as a director of the Company for the period from the acquisition by the Company of the subsidiary in 1994 until November 12, 1999, when he resigned as Chairman of the Board. Mr. Bitetti has been a director and the Chief Executive Officer of the Company since 1994.

Shin Tanabe, age 49, has been an Executive Director of TDK Europe since April 1999, where he is responsible for a dedicated business unit for the entertainment software business established in April 1999. He served as TDK Europe’s Recording Media Sales Executive Director from June 1995 to March 1999, and TDK Europe’s Recording Media Marketing Director from June 1991 to May 1995. Mr. Tanabe has been a director of the Company since November 2000 and the President of the Company since December 19, 2000.

Martin G. Paravato, 60 was appointed Chief Financial Officer on December 18, 2000. From July 1967 to June 1996 he worked for BDO Seidman, LLP, an international accounting firm, where he was a partner. Mr. Paravato served as Senior Vice President-Finance/Special Projects of Koo Koo Roo, Inc., a publicly traded quick service food restaurant chain, from August 1996 to June 1998. From July 1998 Mr. Paravato served as Chief Financial Officer, Secretary and Treasurer of Skynet Holdings, Inc., an international courier package delivery company. From November 1999 until joining the Company, he served as Chief Financial Officer of Multa Communications Corporation, a privately held telecommunications company. Mr. Paravato holds a Bachelor of Science degree in Accounting from California State University at Northridge and is a Certified Public Accountant.

Eugene Code, 56 was appointed Vice President of Business Affairs and Corporate Secretary on January 8, 1999 after having served in various other capacities with us since 1994. While with the Company, Mr. Code has managed contract administration and the international product-republishing program. Mr. Code joined us in 1994 with over 20 years of international contract management and administration experience. Prior to joining us, Mr. Code served in management positions in the defense industry.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “TDKM.OB.” Prior to our name change in December 2000, our stock traded on the OTC Bulletin Board under the symbol “SSII.OB.”

The following table sets forth the range of the bid prices for our common stock during the periods indicated and may not represent actual transactions.

Common Stock		High	Low
2000	First Calendar Quarter	$0.52	$0.28
	Second Calendar Quarter	$0.69	$0.22
	Third Calendar Quarter	$1.02	$0.27
	Fourth Calendar Quarter	$0.59	$0.19

2001	First Calendar Quarter	$0.40	$0.27
	Second Calendar Quarter	$1.17	$0.21
	Third Calendar Quarter	$1.01	$0.57
	Fourth Calendar Quarter	$1.75	$0.90

2002	First Calendar Quarter	$2.08	$1.04
	Second Calendar Quarter (through June 19, 2002)	$2.65	$1.06

Holders

As of June 19, 2002, there were approximately 168 holders of record of our common stock. Nominees who hold stock certificates for an unknown number of beneficial owners hold most such securities in street name.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate payment of cash dividends in the foreseeable future.

ITEM 6.     Selected Financial Data

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA
(Dollars in thousand except per share data)

	Year Ended March 31,	Nine Months Ended March 31,	Year ended June 30,
	2002	2001	2000	1999	1998
Net revenues	$31,464	$6,157	$2,623	$4,625	$8,867
Costs and expenses:
Cost of sales	22,945	4,082	2,944	3,176	3,574
Sales and marketing	4,550	1,045	789	2,177	2,045
Product development	641	425	549	1,357	1,580
General and administrative	2,546	1,690	1,550	1,829	2,163

Total costs and expenses	30,682	7,242	5,832	8,539	9,362

Income (loss) from operations	782	(1,085)	(3,209)	(3,914)	(495)
Interest income (expense)—net	(611)	11	(57)	(64)	(1)
Other income (expense)	—	209	(8)	2	999

Income (loss) before taxes on income	171	(865)	(3,274)	(3,976)	503
Net income (loss)	$168	$(867)	$(3,276)	$(3,978)	$501

Basic net income (loss) per share	$0.01	$(0.06)	$(0.55)	$(0.68)	$0.11

Diluted net income (loss) per share	$0.01	$(0.06)	$(0.55)	$(0.68)	$0.10

Shares used in per share calculation—basic	22,877	14,963	5,908	5,817	4,666

Shares used in per share calculation—diluted	23,386	14,963	5,908	5,817	5,009

BALANCE SHEET DATA

	March 31,		June 30,
	2002	2001	2000	1999	1998
Working capital (deficiency)	$(1,477)	$176	$(1,363)	$(823)	$1,684
Total assets	20,523	7,447	2,817	3,530	5,975
Lines of credit	14,199	410	—	—	—
Shareholders’ equity (deficit)	(734)	(988)	(5,126)	(1,864)	2,109

Effective March 31, 2001, we changed our fiscal year end from June 30th to March 31st .

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introduction.    The following is a discussion of our consolidated financial condition and results of operations. Effective March 31, 2001, our fiscal year end changed from June 30 to March 31. Accordingly, this discussion and analysis includes our operations for the year ended March 31, 2002 as compared to the 12 months ended March 31, 2001 on a recasted basis. References in this document to the “Company” include TDK Mediactive, Inc. and its wholly owned subsidiary.

We are engaged primarily in developing, publishing, distributing and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers and shipped our first products for platforms other than personal computers in September 2000. We currently publish titles for Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance and Nintendo Game Boy Color. We intend to support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our major customers include Toys “R” Us, Wal-Mart, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors.

Revenue Fluctuations and Seasonality.    We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth calendar quarter, our third fiscal quarter due primarily to the increased demand for interactive games during the year-end holiday buying season. Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by our contract manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, allowance for obsolete inventory, impairment of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition—Direct-to-the-customer sales are recognized when title and risk of loss passes to the customers and are recorded net of discounts, allowances and estimated merchandise returns. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We have no obligation to perform future services subsequent to shipment, but vide telephone customer support as an accommodation to purchasers of products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations. Revenue from third-party distributors is recognized as reported by such distributors, net of estimated returns.

Reserves for returns are based on management’s evaluation of historical experience and current industry trends. Our revenue recognition policy complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

Discounts, Allowances and Returns; Inventory Management—At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retail inventories, the nature of the titles and other factors. The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

Licenses—We have entered into various license agreements that require payment of up-front minimum guarantees against future royalties. Such license agreements generally require that we pay a percentage of sales of the products but no less than a specified minimum guaranteed royalty. We record the minimum guaranteed royalty as a liability and along with a related prepaid asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual sales of the related product. Additional royalty liabilities, in excess of minimum guaranteed amounts, are recorded when such amounts are earned by the licensor. Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater.

Software Development Costs—We account for software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. Software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses in the period the impairment is identified. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations.

Results of Operations

The following table sets forth certain statement of operations data for the periods indicated:

	Year ended March 31,		Nine months ended March 31,
	2002	2001	2001	2000
	(in thousands)
Net revenues	$31,464	$6,663	$6,157	$2,117

Costs and expenses:
Cost of sales	22,945	4,862	4,082	2,216
Product development	641	498	425	423
Sales and marketing	4,550	1,145	1,045	689
General and administrative	2,546	2,079	1,690	1,158

Total cost and expenses	30,682	8,584	7,242	4,486

Operating income (loss)	782	(1,921)	(1,085)	(2,369)
Other income (expense), net	(611)	207	220	(55)

Income (loss) before income taxes	$171	$(1,714)	$(865)	$2,424

Comparison of the Years Ended March 31, 2002 and 2001

Net Revenues.    Net revenues increased 372% from $6,663,000 for the 12 months March 31, 2001 to $31,464,000 for the year ended March 31, 2002. Sales of our software products increased by 544% from $4,419,000 in 2001 to $28,457,000 in 2002. The increase is entirely attributed increased sales of interactive software for video game platforms as follows: PlayStation ($39,000); PlayStation2 ($2,173,000); Xbox ($6,041,000), Game Boy Advance ($6,531,000); and Game Boy Color ($9,720,000); partially offset by a decrease in PC CD-ROM sales of approximately $455,000. We have established reserves for product returns that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell-through rates.

We also recognized republishing fees in connection with a republishing and distribution agreement with TDK Europe. Revenue is recognized when certain milestones and passage of time have occurred. We recognized $2,987,000 of such revenue during the year ended March 31, 2002 as compared to $1,752,500 during the 12 months ended March 31, 2001. At March 31, 2002 we have $2.4 million in deferred revenue related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

Cost of Sales.    Cost of sales is composed of cost of purchased product, amortization of development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $4,862,000 during the 12 months ended March 31, 2001 to $22,945,000 during the year ended March 31, 2002, but remained constant at 73% of net revenues. Cost of sales associated with sales of video game software decreased as a percentage of video game software sales from 110% during the 12 months ended March 31, 2001 to 83% during the year ended March 31, 2002. The improvement results primarily from higher volume.

General and Administrative.    General and administrative costs increased from $2,079,000 during the 12 months ended March 31, 2001 to $2,546,000 during the year ended March 31, 2002 but decreased as a percentage of net revenues from 31% to 8%. The reduction as a percentage of net revenues is due to the higher volume. The $467,000 increase is primarily attributable to the following major components (i) increased payroll and related costs ($190,000); (ii) higher depreciation ($68,000); (iii) higher professional fees ($45,000); (iv) higher insurance costs ($40,000); and (v) increased travel costs ($36,000).

Product Development.    Product development expenses increased from $498,000 during the 12 months ended March 31, 2001 to $641,000 during the year ended March 31, 2002. As a percentage of net revenues, product development expenses decreased from 7% in the prior period to 2% during the current period. The improvement resulted from the significant increase in net revenues.

Sales and Marketing.    Sales and marketing expenses increased from $1,145,000 during the 12 months ended March 31, 2001 to $4,551,000 during the year ended March 31, 2002 and as a percentage of net revenues decreased from 17% to 14%. The increase in expenses is primarily due to costs associated with higher volume and the expansion of our business from CD-ROM for personal computers to video game platforms. We anticipate that for the foreseeable future, marketing and sales expenses will continue to increase in the aggregate as we continue to distribute products directly to customers in North America.

Other Income/Expense.    During the year ended March 31, 2002, other expense related to interest expense. The interest was incurred in connection with our line of credit and will continue to grow as our business grows and we borrow additional funds to finance such growth. Other income during the 12 months ended March 31, 2001 is primarily due to a settlement entered into during the prior period with a major distributor relating to outstanding claims for sales returns, which we disputed. We had accrued $661,000 at June 30, 2000 for such returns. Subsequent to June 30, 2000, we reached an agreement to settle the outstanding claim in the amount of $450,000, resulting in a reduction of the recorded liability in the amount of $211,000.

Comparison of the Nine Month Periods Ended March 31, 2001 and 2000

Net Revenues.    Net revenues increased 191% from $2,117,000 for the nine months ended March 31, 2000 to $6,156,000 for the nine months ended March 31, 2001. Sales of our software products increased by 151% from $1,717,000 in 2000 to $4,313,000 in 2001. The increase in sales is attributed to approximately $800,000 increased sales of our CD-ROM software for personal computers plus approximately $2.0 million of sales of interactive software for video game platforms (PlayStation and Game Boy Color). We have established reserves for product returns that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell through rates.

We also recognized republishing fees in connection with a republishing and distribution agreement with TDK Europe. Revenue is recognized when certain milestones and passage of time have occurred. We recognized $1,844,000 of such revenue during the nine months ended March 31, 2001 as compared to $400,000 during the nine months ended March 31, 2000. We have approximately $5.1 million in deferred revenue at March 31, 2001 related to this agreement. This agreement with TDK Europe extends through February 28, 2005.

Cost of Sales.    Cost of sales increased from $2,216,000 during the nine months ended March 31, 2000 to $4,082,000 during the nine months ended March 31, 2001, and decreased as a percentage of net revenues from 105% to 66%. This decrease as a percentage of net revenues is primarily attributed to the additional republishing fees that have nominal cost. Cost of sales associated with sales of video game software decreased as a percentage of sales from 129% during the nine months ended March 31, 2000 to 95% during the same period in 2001. The improvement results primarily from higher volume during 2001.

General and Administrative.    General and administrative costs increased from $1,158,000 during the nine months ended March 31, 2000 to $1,690,000 during the nine months ended March 31, 2001, but decreased as a percentage of net revenues from 55% to 27%. The reduction as a percentage of net revenues is due to the higher volume. The $532,000 increase is primarily attributable to (i) increased payroll and related costs ($254,000); (ii) higher professional fees ($57,000); and (iii) bad debt expense ($146,000).

Product Development.    Product development expenses were approximately the same during each period. As a percentage of net revenues, product development expenses decreased from 20% in the prior period to 7% during the current period. The improvement resulted from the increase in net revenues.

Sales and Marketing.    Sales and marketing expenses increased by 52% from $689,000 during the nine months ended March 31, 2000 to $1,045,000 during the nine months ended March 31, 2001 and as a percentage of net revenues decreased from 33% to 17%. The increase in expenses is primarily due to costs associated with higher volume and the expansion of our business from personal computers to video game platforms. We anticipate that for the foreseeable future, marketing and sales expenses will increase in the aggregate and as a percentage of net revenues as we continue to distribute products directly to customers.

Other Income/Expense.    Other expense amounted to $55,000 for the nine months ended March 31, 2000 to other income of $220,000 for the nine months ended March 31, 2001. This increase in other income is largely due to a settlement entered into during the current period with a major distributor relating to outstanding claims for sales returns, which we disputed. We had accrued $660,972 at June 30, 2000 for such returns. Subsequent to June 30, 2000, we reached an agreement to settle the outstanding claim in the amount of $450,000, resulting in a reduction of the recorded liability in the amount of $211,000. During the prior period we incurred approximately $60,000 in interest costs relating to short-term debt.

Liquidity and Capital Resources

Prior to fiscal 2002, we incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $1,477,000 at March 31, 2002 compared to working capital of approximately $176,000 at March 31, 2001.

As of March 31, 2001, we had a Loan and Security Agreement with TDK USA (“TDK USA”) providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million. On August 24, 2001, the agreement was amended to increase maximum aggregate borrowings to $20.0 million. On March 31, 2002, the maturity date was extended to April 30, 2002. On April 30, 2002, we reached an agreement with TDK USA to extend and expand the agreement. The agreement now matures on March 31, 2003, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA. We believe that this facility will provide sufficient working capital to fund our operations throughout fiscal 2003. As of March 31, 2002 the balance outstanding under this facility amounted to $14.2 million.

Our current business plan indicates that we will continue to expand our operations during the next 12 to 24 months. Such expansion requires us to produce many titles that are scheduled for launch during fiscal 2003 and 2004. Accordingly, in addition to the credit available under the TDK USA agreement, our business plan indicates that we will need additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2003. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the agreement or to extend the agreement beyond the current maturity date of March 31, 2003. If we are unable to obtain additional financing or extend the agreement, we may have to curtail or revise our planned operations.

Recently Issued Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new Statements of Financial Accounting Standards (“SFAS”), SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We must also reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and 142 will have no effect on our financial position and results of operations.

In August 2001, the FASB issued a new pronouncement, SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 will not have a material impact on our financial statements because it retains the fundamental provisions of SFAS 121 which we have already adopted.

Factors That May Affect Future Performance

The statements that are not historical facts contained in this Annual Report on Form10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Commission fillings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of TDK Mediactive:

We have a limited operating history.    We are currently a Delaware corporation; we were formerly incorporated in California in 1990 under the name Sound Source Interactive, Inc. In November 2000 TDK USA completed the acquisition of approximately 74% of our common stock and we changed our name to TDK Mediactive, Inc. We are engaged primarily in developing, publishing, distributing and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers on a case by case basis via a co-publishing business model. It is difficult to evaluate our future prospects because we have a limited operating history and the market for our products is very competitive and rapidly evolving. Our prospects are uncertain and must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

Our future performance will depend upon a number of factors, including our ability to:

•	Expand our customer base;

•	Secure popular entertainment properties upon which to base future products;

•	Develop and enhance products in response to new interactive entertainment hardware platform releases, customer demand and competitive market conditions;

•	Expand our interactive entertainment software development and sales and marketing capabilities;

•	Expand our international operations;

•	Attract, retain and motivate qualified personnel; and

•	Maintain adequate control of our expenses.

We have a history of operating losses.    During our recent year ended March 31, 2002 we realized a net income of $168,000. Prior to fiscal 2002, we incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $1,477,000 at March 31, 2002 compared to working capital of approximately $176,000 at March 31, 2001. We incurred net losses of $868,000 for the nine months ended March 31, 2001 and $3,276,000 for the year ended June 30, 2000. We have an accumulated deficit as of March 31, 2002 of $20,708,000. We will need to generate significant revenues to be profitable. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If our revenues do not grow as quickly as we anticipate, or if our operating expenses exceed our expectations, our business would be severely harmed.

We must obtain additional capital to fund operations and finance growth.    Our current business plan indicates that we will continue to expand our operations during the next 12 to 24 months. Such expansion requires us to produce many titles that are scheduled for launch during fiscal 2003 and 2004. Accordingly, in addition to the credit available under the TDK USA loan agreement, our business plan indicates that we will need additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2003. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the loan agreement or to extend the loan agreement beyond its current maturity date of March 31, 2003. If we are unable to obtain additional financing or extend the TDK USA loan agreement, we may have to curtail or revise our planned operations.

We are dependent on key personnel.    Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. In particular, the loss of the services of Vincent J. Bitetti, our Chief Executive Officer, could have a material adverse effect on our operations. Mr. Bitetti has signed an employment agreement for the period ending November 27, 2004. Competition for highly skilled employees with technical, management, marketing, sales, creative product development and other specialized training is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, there can be no assurance that employees will not leave TDK Mediactive or compete against us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our business, operating results and financial condition. We are the beneficiary of a $1,000,000 life insurance policy on Mr. Bitetti, but do not currently maintain life insurance on any of our other key employees.

Our revenues fluctuate due to seasonal demand.    We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. Although we attempt to reduce the effect of seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we cannot assure you that these efforts will be successful.

Other factors that cause fluctuations include the following items:

•	The timing of our release of new titles;

•	The popularity of both new titles and titles released in prior periods;

•	Fluctuations in the size and rate of growth of consumer demand for titles for different hardware platforms;

•	The timing of the introduction of new hardware platforms and the accuracy of retailers’ forecasts of consumer demand;

•	The timing of shipments by hardware manufacturers or delays in those shipments;

•	Changes in the mix of titles with varying profit margins;

•	The development and timing of releases of products by competitors;

•	The timing of customer orders; and
•	Product returns.

Our expense levels are based, in part, on our expectations regarding future sales and therefore, our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. The uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore, may cause us to fail to meet financial expectations.

Our market is characterized by changing consumer preferences and short product life cycles.    The interactive entertainment software market is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. Consumer preferences for interactive entertainment software products are continually changing and are difficult to predict.

Historically, very few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of products have become popular and have accounted for a substantial portion of revenues in the industry. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales. Accordingly, we expect that substantially all of our net sales for a particular year will be generated by titles released in that year and in the latter part of the prior year.

In the past, we have experienced delays in the introduction of new titles and we anticipate that we will experience similar delays in the future in connection with the introduction of additional new titles, including products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, any delay in the introduction of, or the presence of a defect in, one or more new products could harm the ultimate success of the products or our business and operating results.

In addition, the development cycle for new titles is long, typically ranging from 12 to 24 months. After development of the product, it may take between six to nine additional months to develop the product for additional hardware platforms. In order to distribute a product, we must develop and test the necessary game software, obtain approval from the manufacturer and licensor if required, and have the initial order of cartridges or disks manufactured. During the development cycle, the market appeal of a title may decline. If market acceptance is not achieved, we may grant markdown allowances to maintain our relationship with retailers and our access to distribution channels. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of our products to achieve market acceptance could harm our business.

The introduction of new hardware platforms creates risks relating to the development of new titles for these platforms.    The interactive entertainment industry is also characterized by rapid technological change. For example, the 128-bit hardware platform was released within five years of the release of the 64-bit hardware platform. As a result, we must continually anticipate these changes and adapt our offerings to emerging hardware platforms and evolving consumer preferences. Generally, because of the length of the development cycle, our development efforts must begin well in advance of the release of new hardware platforms in order to introduce titles on a timely basis with the release of such hardware platforms. Further, we have no control over the release dates of new hardware platforms or the number of units that will be shipped upon such release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding hardware platforms. Additionally, if fewer than expected units of a new hardware platform are produced or shipped, developers of titles for those hardware platforms may experience lower than expected sales.

Our development efforts with respect to new hardware platforms may not lead to marketable titles or titles that generate sufficient revenues to recover their development and marketing costs, especially if a new hardware platform does not reach an expected level of acceptance. This risk may increase in the future, as continuing increases in development costs require corresponding increases in net sales in order for us to maintain profitability.

The technological advancements of the new hardware platforms also allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. We cannot assure you that, despite testing, errors will not be found in new products or releases after shipments have been made, resulting in loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

The introduction of new hardware platforms and technologies can also render existing titles obsolete and unmarketable. Generally, as more advanced hardware platforms are introduced, consumer demand for titles for older hardware platforms diminishes. In addition, a broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until a particular hardware platform gains widespread acceptance. As a result of such reduced consumer demand for titles on older hardware platforms, our titles for older hardware platforms may not generate sufficient sales to make our titles profitable.

The costs associated with the introduction of products for new hardware platforms, such as Nintendo GameCube, Sony’s PlayStation2 and Microsoft’s Xbox, could harm our business. We anticipate that it will be more costly to develop titles for new hardware platforms and believe the costs of developing and publishing titles for these hardware platforms may require greater financial and technical resources than prior development and publishing efforts. Additionally, during periods of new technology introductions, forecasting our revenues and earnings is more difficult than in more stable or rising product markets.

Lack of market acceptance of new hardware platforms may harm our business.    Our sales are dependent on, among other factors, the popularity and unit sales of the interactive entertainment hardware platforms of the various manufacturers. The interactive entertainment industry has experienced periods of significant growth in consumer interest and popularity, followed by periods in which consumer demand for interactive entertainment products has slowed. Unexpected shortfalls in the market acceptance of a particular hardware platform can significantly harm consumer demand for titles released or scheduled for release for that hardware platform. Therefore, we are dependent upon the successful marketing efforts of the manufacturers of the various hardware platforms to meet financial expectations.

If product returns and price concessions exceed allowances, we may incur losses.    We are exposed to the risk of product returns and price concessions with respect to our customers. The decrease in demand for products based upon older hardware platforms may lead to a high level of product returns and price allowances. If the consumers demand for a specific titles falls below expectations or significantly declines below previous rates of sale then, a price concession or credit may be negotiated to spur further sales. Product returns and price concessions that exceed our expectations could harm our business. We believe that as of March 31, 2002 our allowances for future returns and price concessions are adequate but we cannot guarantee the adequacy of current or future allowances.

A substantial portion of our revenues has been derived from a limited number of products.    To date, a substantial portion of our revenues have been derived from a limited number of products. Sales of Shrek “ Fairy Tale FreakDown”, Shrek for Xbox and Shrek Kart accounted for 60% of our net revenues for the year ended March 31, 2001. If we fail to replace these titles with additional products generating significant revenues, our business will be harmed.

Over 46% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.    Revenues from our four largest customers collectively accounted for 46% of our net revenues for the three months ended March 31, 2002 as compared to 75% from our three largest customers for the nine months ended March 31, 2001. Our largest customers for the year ended March 31, 2002 were Toys “R” Us, which accounted for 14% of our net revenues, Target, which accounted for 13% of our net revenues, Cokem International, which accounted for 11% of our net revenues, and Wal-Mart, which accounted for 8% of our net revenues. With the exception of Cokem International, we have no written agreements or other understandings with any of our customers that relate to future purchases, so purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

Our sales are typically made on credit, with terms that vary depending upon the customer and other factors. While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment. A business failure by any of our largest customers would harm us, as could a business failure by any of our distributors or other retailers.

We cannot publish our interactive entertainment software titles without the approval of hardware manufacturers. Our ability to continue to develop and market our titles is dependent on the hardware manufacturers continuing to do business with us.    We are wholly dependent on the manufacturers of interactive entertainment hardware platforms and our ability to obtain or maintain nonexclusive licenses with them, both for the right to publish and manufacture titles for their hardware platforms. We are required to obtain a license to develop and publish titles for each hardware platform for which we develop and publish titles. Each license specifies the territory to which it applies, and such licenses range from as broad as worldwide distribution to as narrow as approval on a title-by-title and country by country basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our revenues from titles for these hardware platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform. License agreements relating to these rights generally extend for a term of three to five years. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

Generally, when we develop interactive entertainment software titles for a hardware platform offered by Sony or Nintendo, exclusively that hardware manufacturer manufactures the products. Our hardware platform licenses with Sony and Nintendo provide that the manufacturer may change prices for the manufacturing of products at any time and includes other provisions that give the manufacturer substantial control over our costs and the release of new titles. Because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. We would be materially harmed by unanticipated delays in the manufacturing and delivery of products.

We are dependent on third party interactive entertainment software developers for developing and completing many of our titles.    We rely on third party interactive entertainment software developers for the development of our interactive entertainment software titles. Quality third party developers are continually in high demand. For this reason, we cannot assure you that the third party software developers who have developed titles for us in the past will continue to be available to develop software for us in the future. Due to the limited number of experienced third party software developers and the lack of control that we exercise over them, we cannot assure you that these developers will complete titles for us on a timely basis or within acceptable quality standards, if at all.

If we are required to write down prepaid royalties or capitalized software development costs below their current recorded value, our results or operations could be adversely affected.    The agreements we enter into with licensors of popular entertainment properties and third party developers of interactive entertainment software titles typically require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot assure you that the sales of products for which these royalties are paid or guaranteed payments are made will be sufficient to cover the amount of these required payments. We capitalize our advances to developers on our balance sheet once technological feasibility is achieved. We analyze our capitalized costs quarterly and we reduce capitalized costs to their net realizable value when, based on our estimates, future individual product contributions will not be sufficient to recover our investment.

Our success depends on our ability to effectively manage our growth.    Our operations have rapidly expanded during the past 12 months and we plan to continue to significantly expand our operations. Our rapid growth has placed, and will continue to place, significant strain on our management and operational systems and resources. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We will also have to increase the capacity of our current systems to meet additional demands. An inability to manage our growth and meet these additional demands will impair the success of our business.

Competition for limited shelf space and promotional resources among interactive entertainment software publishers is intense and poses an ongoing threat to the success of our business.    There is intense competition among developers and publishers of interactive entertainment software products for high quality retail shelf space and promotional support from retailers. As the number of titles and hardware platforms increases, competition for shelf space will intensify and may require us to increase our marketing expenditures. Due to increased competition for shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer’s sales volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support.

Obtaining additional capital to fund our operations and finance our growth could impair the value of your investment.    If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our product development and sales and marketing activities. We do not know whether additional financing will be available when and if needed, or whether it will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock. Manufacturers of interactive entertainment hardware platforms generally have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us.

One stockholder owns a substantial portion of our common stock and therefore has substantial influence over our operations and can significantly influence matters requiring stockholder approval.    TDK USA, a wholly-owned subsidiary of TDK Corporation, a Japanese corporation, beneficially currently owns approximately 73% of our common stock as of the date of this Annual Report on Form 10-K. As a result, they have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur.

Our stock price is volatile and stockholders may not be able to recoup their investment.    There is a history of significant volatility in the market prices of companies engaged in the video game software industry, including TDK Mediactive. Movements in the market price of our common stock from time to time have negatively affected stockholders’ ability to recoup their investment in the stock. The price of our common stock is likely to be highly volatile, and stockholders may not be able to recoup their investment. If our revenues, profitability or product releases do not meet expectations, the price of our common stock may be negatively affected. Our stock is currently listed on the OTC Bulletin Board which may inhibit stockholders ability to trade their shares at a reasonable price or on a timely basis.

Other parties may assert claims against us that we are infringing upon their intellectual property rights and we are required to indemnify hardware manufacturers from certain claims in exchange for the right to purchase titles and manufacture our software for their hardware platforms.    We cannot be certain that our products do not infringe upon the intellectual property rights of others. Authorship of intellectual property rights can be difficult to verify. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. If our products violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such products on commercially reasonable terms, or at all. In addition, we must indemnify the hardware manufacturers with respect to all loss, liability and expense resulting from any claim against them involving the development, marketing, sale or use of our products, including any claims for copyright or trademark infringement brought against them. As a result, we bear the risk that the properties upon which our software titles are based, or that the information and technology licensed from the hardware manufacturer and incorporated in our software, may infringe the rights of third parties. Any claims against us or the parties we indemnify relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and also result in injunctions preventing us from offering these products. Such claims could severely harm our financial condition and ability to compete.

We may also be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

Our agreements with third party software developers and property licensors typically provide for us to be indemnified with respect to certain matters. However, if a claim is brought against us by a hardware manufacturer for indemnification, software developers or property licensors may not have sufficient resources to, in turn, indemnify us and as a result our business could be harmed.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate fluctuations relating to our credit line. The interest rate is tied to the LIBOR and Prime rates and as such interest rates increase, we may incur higher interest expense.

Item 8.     Financial Statements and Supplementary Data

The Financial Statements together with the report of BDO Seidman, LLP, required by this Item are included in Item 14 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons

Directors

Information with respect to directors required by this Item will be included under the heading “Information Regarding Nominees” in the definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year and is incorporated herein by reference.

Executive Officers

Information with respect to executive officers required by this Item may be found in Item 1, Business, of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

Information required by this Item will be included under the heading “Compensation” in the definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be included under the heading “Beneficial Ownership of Common Stock” in the definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Information required by this Item will be included under the heading “Certain Transactions” in the definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)  Financial Statements and Financial Statement Schedules

See Index to Financial Statements

(b)  Reports on Form 8-K

None

(c)  Exhibits

Exhibit Number	Title

3.1
Second Restated Certificate of Incorporation. [Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 No. 33-80827 (“Registration Statement No. 33-80827”) and incorporated herein by reference.]

3.2
Certificate of Amendment of Certificate of Incorporation. [Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.]

3.3	Second Amended and Restated Bylaws. [Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.]

4.1	Specimen Common Stock Certificate. [Filed as Exhibit 4.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.1	TDK Mediactive, Inc. 1992 Stock Option Plan. Filed as Exhibit 10.4 to Registration Statement No. 33-80827and incorporated herein by reference.]

10.2	TDK Mediactive, Inc. 1995 Stock Option Plan, as amended. [Filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated June 8, 1998 and incorporated herein by reference.]

10.3	TDK Mediactive, Inc. 1999 Director Stock Plan, as amended. [Filed herewith.]

10.4
Indemnification Agreement, dated as of January 1, 1996, between the Registrant and Vincent J. Bitetti. [Filed as Exhibit 10.35 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.5
Indemnification Agreement, dated as of April 27, 1998, between the Registrant and John Wholihan. [Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 20, 1998 and incorporated herein by reference.]

10.6
Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Frank J. Intiso.[Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal period ended March 31, 2001 and incorporated herein by reference.]

10.7	Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Eugene Code. [Filed herewith.]

10.8	Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Kenichi Aoshima. [Filed herewith.]

10.9	Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Masatoshi Shikanai. [Filed herewith.]

10.10	Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Shin Tanabe. [Filed herewith.]

10.11	Indemnification Agreement, dated as of March 27, 2001, between the Registrant and Martin G. Paravato. [Filed herewith.]

Exhibit Number	Title

10.12	Indemnification Agreement, dated as of September 20, 2001, between the Registrant and Dennis J Kenny. [Filed herewith.]

10.13
Distribution and Republishing Agreement, dated as of November 1, 1998, between the Registrant and TDK Recording Media Europe S.A. [Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999 and incorporated herein by reference.]

10.14
Addendum to Distribution and Republishing Agreement, dated as of March 1, 1999, between the Registrant and TDK Recording Media Europe S.A. [Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999 and incorporated herein by reference.]

10.15
Exclusive Distribution Agreement, dated February 28, 2000, between TDK Recording Media S.A. and the Registrant. [Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 and incorporated herein by reference.]

10.16
Purchase Agreement, dated September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2000 (the “September 2000 Form 8-K”) and incorporated herein by reference.]

10.17
Registration Rights Agreement, dated as of September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit 10.3 to the September 2000 Form 8-K dated September 8, 2000 and incorporated herein by reference.]

10.18
Employment Agreement of Vincent J. Bitetti dated as of November 27, 2000. [Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.]

10.19	Lock-Up Agreement, dated September 8, 2000, between Vincent J. Bitetti and the Registrant. [Filed as Exhibit 10.2 to the Registrant’s September 2000 Form 8-K and incorporated herein by reference.]

10.20
Loan and Security Agreement, dated as of March 29, 2001, by and between the Registrant and TDK USA Corporation [Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2001 and incorporated herein by reference.]

10.21
First Amendment to Loan and Security Agreement, dated as of August 24, 2001, by and between the Registrant and TDK USA Corporation. [Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2001 and incorporated herein by reference.]

10.22	Third Amendment to Loan and Security Agreement, dated as of April 30, 2002, by and between the Registrant and TDK USA Corporation. [Filed herewith.]

10.23	Employment Agreement of Martin G. Paravato dated as of December 1, 2001. [Filed herewith]

10.24	Sublease dated April 19, 2002 between the Registrant and Lucent Technologies, Inc. [Filed herewith]

21.1	Subsidiaries of the Registrant. [Filed herewith.]

23.1	Consent of BDO Seidman, LLP. [Filed herewith.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2002
TDK MEDIACTIVE, INC.

By:	/s/ VINCENT J. BITETTI
Vincent J. Bitetti Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

Name	Title	Date

/s/ SHIN TANABE Shin Tanabe	President and Director (Principal Executive Officer)	June 26, 2002

/s/ VINCENT J. BITETTI Vincent J. Bitetti	Chief Executive Officer and Director	June 26, 2002

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 26, 2002

/s/ KENICHI AOSHIMA Kenichi Aoshima	Director	June 26, 2002

/s/ FRANK J. INTISO Frank J. Intiso	Director	June 26, 2002

/s/ DENNIS J. KENNY Dennis J. Kenny	Director	June 26, 2002

/s/ MASATOSHI SHIKANAI Masatoshi Shikanai	Director	June 26, 2002

/s/ JOHN T. WHOLIHAN John T. Wholihan	Director	June 26, 2002

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000	F-4

Consolidated Statements of Stockholders Deficit for the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000	F-5

Consolidated Statements of Cash Flows for the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
TDK Mediactive, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of TDK Mediactive, Inc. and Subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2002, the nine months ended March 31, 2001 and for the year ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of TDK Mediactive, Inc. and Subsidiary at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Los Angeles, California
April 9, 2002 (except for Notes 1 and
6 which are as of April 30, 2002)

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	March 31, 2001
ASSETS (Note 6)
CURRENT ASSETS:
Cash and cash equivalents	$1,063,024	$438,555
Accounts receivable, less allowances for possible losses, returns and allowances of $925,964 and $243,620	5,581,101	1,285,218
Inventories, net (Note 4)	1,241,094	467,050
Prepaid royalties	2,047,953	952,269
Prepaid expenses and other	782,705	39,154
Software development costs	8,693,083	3,850,773

Total current assets	19,408,960	7,033,019

PROPERTY AND EQUIPMENT, net (Note 5)	465,352	326,252

SOFTWARE DEVELOPMENT COSTS, net of current portion	625,000	—

OTHER ASSETS	24,037	87,923

TOTAL	$20,523,349	$7,447,194

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,697,790	$1,218,757
Accrued royalties	2,974,821	1,668,225
Loan payable to related entity (Note 6)	14,199,117	410,147
Capital lease obligation	6,867	7,571
Deferred revenue	2,007,499	3,552,500

Total current liabilities	20,886,094	6,857,200

DEFERRED REVENUE, net of current portion (Note 7)	350,000	1,550,000

CAPITAL LEASE OBLIGATIONS, net of current portion (Note 8)	21,594	28,526

Total liabilities	21,257,688	8,435,726

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT (Notes 9 and 10):
Common stock, $.001 par value; 50,000,000 shares authorized; 22,884,582 and 22,876,832 shares issued and outstanding	22,885	22,877
Additional paid-in capital	19,950,590	19,864,557
Accumulated deficit	(20,707,814)	(20,875,966)

Total stockholders’ deficit	(734,339)	(988,532)

TOTAL	$20,523,349	$7,447,194

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2002	Nine months ended March 31, 2001	Year ended June 30, 2000
Net revenues	$31,464,413	$6,156,667	$2,623,520
Costs and expenses:
Cost of sales	22,945,355	4,081,562	2,943,554
Product development	640,695	425,235	549,437
Sales and marketing	4,550,575	1,044,259	789,281
General and administrative	2,545,829	1,690,112	1,549,877

Total costs and expenses	30,682,454	7,241,168	5,832,149

Operating income (loss)	781,959	(1,084,501)	(3,208,629)

Other income (expense):
Interest income	6,593	18,249	2,903
Interest expense	(618,000)	(7,787)	(59,944)
Other income, net	—	208,865	(7,820)

Total other income (expense)	(611,407)	219,327	(64,861)

Income (loss) before provision for income taxes	170,552	(865,174)	(3,273,490)
Provision for income taxes (Note 11)	2,400	2,400	2,400

Net income (loss)	$168,152	$(867,574)	$(3,275,890)

Basic and diluted net income (loss) per share	$0.01	$(0.06)	$(0.55)

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, July 1, 1999	5,869,402	$5,869	$14,862,805	$(16,732,502)	$(1,863,828)
Common stock options exercised	42,394	43	13,382	—	13,425
Net loss for the year	—	—	—	(3,275,890)	(3,275,890)

Balance, June 30, 2000	5,911,796	5,912	14,876,187	(20,008,392)	(5,126,293)
Common stock options exercised	18,506	18	828	—	846
Private placement—sale of stock (Note 9)	16,667,000	16,667	4,887,822	—	4,904,489
Common stock issued for services (Note 9)	279,530	280	99,720	—	100,000
Net loss for the period	—	—	—	(867,574)	(867,574)

Balance, March 31, 2001	22,876,832	22,877	19,864,557	(20,875,966)	(988,532)
Common stock options exercised	7,750	8	2,494	—	2,502
Stock warrant issued for services (Note 9)	—	—	83,539	—	83,539
Net income for the year	—	—	—	168,152	168,152

Balance, March 31, 2002	22,884,582	$22,885	$19,950,590	$(20,707,814)	$(734,339)

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2002	Nine months ended March 31, 2001	Year ended June 30, 2000
Cash flows from operating activities:
Net income (loss)	$168,152	$(867,574)	$(3,275,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	197,312	96,220	125,547
Provision for doubtful accounts, discounts and returns	763,608	242,350	—
Stock warrant issued for services	83,539	—	—
Stock issued for services rendered	—	100,000	—
Changes in operating assets and liabilities:
Accounts receivable	(5,059,491)	(1,252,320)	300,273
Inventories	(774,044)	(257,334)	119,652
Prepaid royalties	(1,095,684)	(340,994)	632,614
Software development costs	(5,467,310)	(2,533,971)	—
Prepaid expenses and other	(743,551)	41,715	(1,135,384)
Accounts payable and accrued expenses	540,116	(556,392)	(213,216)
Accrued royalties	1,306,596	372,510	(454,886)
Deferred revenue	(2,745,001)	247,877	3,540,707

Net cash used in operating activities	(12,825,758)	(4,707,913)	(360,583)

Cash flows from investing activities:
Purchase of property and equipment	(336,412)	(277,952)	(16,744)
Other assets	63,886	(43,090)	3,029

Net cash used in investing activities	(272,526)	(321,042)	(13,715)

Cash flows from financing activities:
Net proceeds from issuances of common stock	—	4,904,489	—
Proceeds from exercises of stock options	2,502	846	13,425
Payments on capital lease obligations	(7,636)	(3,052)	—
Repayment of short-term borrowing	(4,750,000)	—	—
Proceeds from short-term borrowing	18,477,887	400,000	(331,043)

Net cash provided by financing activities	13,722,753	5,302,283	(317,618)

Net change in cash and cash equivalents	624,469	273,328	(691,916)
Cash and cash equivalents at beginning of period	438,555	165,227	857,143

Cash and cash equivalents at end of period	$1,063,024	$438,555	$165,227

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$547,426	$7,787	$74,982

Cash paid for income taxes	$2,400	$2,400	$2,400

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for purchase of equipment	—	$$31,100	$8,050

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Business—TDK Mediactive, Inc., a Delaware corporation, is engaged primarily in developing, publishing, distributing and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms as well as titles for personal computers. In addition to the titles released for personal computers, our products include titles for Sony PlayStation, Sony PlayStation2, Nintendo Game Boy Color, Nintendo Game Boy Advance and Microsoft Xbox platforms. We will release titles for Nintendo’s GameCube during the coming fiscal period. We support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys “R” Us, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors.

Unless the context otherwise requires, references in this document to the “Company” includes TDK Mediactive, Inc. and its wholly owned subsidiary.

License Agreements—We have a license agreement with Sony pursuant to which we have the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States, Latin America and Canada, which expires in June 2006. We also have a license agreement with Sony for use with the 128-bit Sony PlayStation 2 in the United States and Canada that expires in March 2003.

We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the Game Boy, Game Boy Advance portable game systems and GameCube console system in North America and Latin America, which expire in December 2003, June 2004 and November 2004 respectively.

We have a license agreement with Microsoft Corporation pursuant to which we have the non-exclusive right to utilize the Microsoft name and its proprietary information and technology in order to develop and market software for use with the Xbox game console in North America and other territories on a title by title basis and which expires in November 2004.

Our business is dependent on the license agreements with Sony, Microsoft and Nintendo. Substantially all of our products are manufactured by authorized vendors of platform licensors who charge us an amount for each disk-based product or cartridge manufactured. This charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

Many of our products are based on the licensed content of major motion picture studios and other intellectual property holders including Vivendi-Universal Studios, DreamWorks SKG, Classic Media, General Motors, Mattel, The Jim Henson Company and others. Our license agreements for existing products and new products under development include Shrek™, Robotech™, Casper™, The Land Before Time™, The Muppets™, Masters of the Universe™ and Chevrolet Corvette™. We are continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties and creating original characters and stories on which to base future consumer entertainment software

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The licensing contracts with the licensors/studios are generally three to five years in duration. The licenses are usually exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. We seek licenses that have strong brand awareness worldwide and franchises that receive licensor support. The licenses usually allow products to be developed for multiple formats, including CD-ROMs, DVDs and dedicated game console formats such as the Sony PlayStation, Sony PlayStation2, Microsoft Xbox and proprietary disc formats such as Nintendo GameCube™.

Liquidity—Prior to fiscal 2002 we incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $1,477,000 at March 31, 2002 compared to working capital of approximately $176,000 at March 31, 2001.

As of March 31, 2001, we had a Loan and Security Agreement with TDK USA (“TDK USA”) providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million. On August 24, 2001 the agreement was amended to increase maximum aggregate borrowings to $20.0 million. On March 31, 2002, the maturity date was extended to April 30, 2002. On April 30, 2002, we reached an agreement with TDK USA to extend and expand the agreement. The agreement now matures on March 31, 2003, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA. We believe that this facility will provide sufficient working capital to fund our operations throughout fiscal 2003. As of March 31, 2002 the balance outstanding under this facility amounted to $14.2 million.

Our current business plan indicates that we will continue to expand our operations during the next 12 to 24 months. Such expansion requires us to produce many titles that are scheduled for launch during fiscal 2003 and 2004. Accordingly, in addition to the credit available under the TDK USA Agreement, our business plan indicates that we will need additional financing to fund planned expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and at terms acceptable to us or that we will be able to extend the current TDK USA Agreement when it matures on March 31, 2003. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the TDK USA Agreement or to extend the TDK USA Agreement beyond the current maturity date of March 31, 2003. If we are unable to obtain additional financing or extend the TDK USA agreement, we may have to curtail or revise our planned operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of TDK Mediactive, Inc. and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could materially differ from those estimates.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date we have not had any transactions that are required to be reported as comprehensive income other than net income.

Reclassifications—Certain reclassifications have been made with regard to prior period amounts in order to conform to current year presentation.

Concentration of Credit Risk—Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. At times we maintain cash balances at certain financial institutions in excess of federally insured deposits. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses. We estimate credit losses based on an evaluation of historical experience and current industry trends. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

Major Customers—Sales to three major customers accounted for 38% of consolidated revenues during the year ended March 31, 2002. Sales to two major customers accounted for 47% during the nine months ended March 31, 2001 and 57% during the year ended June 30, 2000. One of the customers, TDK Recording Media Europe SA, a related entity, accounted for 10% and 30% of such revenues during the same periods. Three customers accounted for approximately 21%, 20% and 12% of accounts receivable at March 31, 2002. Three customers accounted for approximately 48%, 15% and 13% of accounts receivable at March 31, 2001

Major Vendors—Purchases from a major vendor accounted for approximately 46% of consolidated purchases for the year ended March 31, 2002. Purchases from two vendors accounted for approximately 65% and 16% of consolidated purchases for the nine months ended March 31, 2000. No vendor accounted for more than 10% during the nine months ended March 31, 2001.

Inventories—Inventories, which consist primarily of software video games and related packaging materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

Long-Lived Assets—We periodically review the carrying value of long-lived assets, and if undiscounted future cash flows are believed to be insufficient to recover the remaining carrying value of a long-lived asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

Licenses—We have entered into various license agreements that require payment of up-front minimum guarantees against future royalties. Such license agreements generally require that we pay a percentage of sales of the products but no less than a specified minimum guaranteed royalty. We record the minimum guaranteed royalty as a liability together with a related prepaid asset at the time the agreement is consummated. The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual sales of the related product. Additional royalty liabilities, in excess of minimum guaranteed amounts, are recorded when such amounts are earned by the licensor. Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs—We account for software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. Software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses in the period the impairment is identified. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations.

Fair Value of Financial Instruments—The carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable, accrued expenses and loans payable, approximates fair value due to the maturity of these financial instruments and our borrowing costs.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition—Direct-to-the-customer sales are recognized when title and risk of loss passes to the customers and are recorded net of discounts, allowances, and estimated merchandise returns. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. While we have no obligation to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations. Revenue from third-party distributors is recognized as reported by such distributors, net of estimated returns. Reserves for returns are based on management’s evaluation of historical experience and current industry trends. Our revenue recognition policy complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”)

Discounts, Allowances and Returns; Inventory Management—At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retail inventories, the nature of the titles and other factors. The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

Earnings per Common Share (“EPS”)—Weighted-average common shares used in the computation of basic EPS were 22,877,051 for the year ended March 31, 2002; 14,963,369 for the nine months ended March 31, 2001 and 5,907,754 for the year ended June 30, 2000. Weighted-average common shares used in the computation of diluted EPS were 23,386,030 for the year ended March 31, 2002. Stock options to purchase 472,931, 845,268 and 261,368 shares of common stock during the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000 were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new Statements on Accounting Standards (“SFAS”). SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company must also reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The adoption of SFAS 141 and 142 will have no effect on our financial position and results of operations.

In August 2001, the FASB issued a new pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 will not have a material impact on our financial statements because it retains the fundamental provisions of SFAS No. 121 which we have already adopted.

3.    CHANGE IN FISCAL YEAR

In December 2000 as a result of the acquisition by TDK USA of approximately 74% of the outstanding shares of our common stock, our Board of Directors approved a change in our fiscal year-end from June 30 to March 31. This change resulted in a nine-month period for the fiscal period ended March 31, 2001.

Following is a comparison of the results of operations for the nine months ended March 31, 2001 to the nine-month period ended March 31, 2000:

	Nine Months Ended March 31,
	2001	2000
		(unaudited)
Net revenues	$6,156,667	$2,117,184
Cost and expenses	7,241,168	4,486,242

Operating loss	(1,084,501)	(2,369,058)
Other income (expense)	219,327	(55,258)

Loss before provision for income taxes	(865,574)	(2,424,316)
Provision for income taxes	2,400	5,620

Net loss	$(867,574)	$(2,429,936)

Basic and diluted net loss per share	$(0.06)	$(0.41)

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    INVENTORIES

Inventories consisted of the following:

	March 31, 2002	March 31, 2001
Finished goods	$1,107,086	$328,342
Raw materials (components)	134,008	138,708

	$1,241,094	$467,050

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Lives	March 31, 2002	March 31, 2001
Leasehold improvements	5 years	$16,079	$7,781
Computer equipment	3 years	1,216,587	890,481
Office furniture and equipment	5 years	122,599	120,591

		1,355,265	1,018,853
Accumulated depreciation and amortization		(889,913)	(692,601)

		$465,352	$326,252

Depreciation expense amounted to $197,312 for the year ended March 31, 2002, $96,220 for the nine months ended March 31, 2001 and $125,547 for the year ended June 30, 2000 and was included within general and administrative expenses.

6.    LOAN FROM RELATED ENTITY

On March 29, 2001 we entered into an $8.0 Million Loan and Security Agreement with TDK USA. The agreement provided for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matured March 31, 2002. In connection with the agreement, we granted TDK USA a security interest in substantially all our assets. The agreement provided for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as “London Interbank Offered Rate (LIBOR)” for a one month period as published from time to time in the Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the “Prime Rate” as published from time to time in the Wall Street Journal, Money Rates Section plus one percent (1%).

On August 24, 2001, the agreement was amended to increase the maximum aggregate borrowings to $20.0 million. On March 31, 2002, the maturity date was extended to April 30, 2002. On April 30, 2002, we reached an agreement with TDK USA to extend and expand the agreement. It now matures on March 31, 2003, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA. TDK USA holds a security interest in substantially all our assets. The agreement as amended provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%). As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $20 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement as amended requires us to maintain: (i) a current ratio of 0.85 to 1.00 at the end of each calendar quarter; (ii) maintain interest coverage ratio of 1.50 to 1.00 as of December 31, 2002 and (iii) maintain a net sales to net assets (as defined) ratio of not less than 1.20 to 1.00 at the end of each calendar quarter. At March 31, 2002, we have an outstanding balance of approximately $14.2 million under the agreement at an interest rate of 6.75%.

7.    RELATED ENTITY TRANSACTIONS

We have various republishing and distribution agreements with TDK Recording Media Europe, SA, an affiliated company. Revenue from the republishing and distribution agreements is recognized either over a specified period of time or when delivery of certain products has occurred. During the year ended March 31, 2002, we recognized revenue of $2,987,212; and during the nine months ended March 31, 2001, we recognized revenue of $1,690,000 and during the year ended June 30, 2000 we recognized revenue of $437,500 related to these agreements. At March 31, 2002 we have deferred (unearned) revenue amounting to $2,357,499 related to these agreements.

8.    COMMITMENTS AND CONTINGENCIES

Employment Contracts—We have employment agreements with two corporate officers that expire on various dates through November 2004. The agreement with one officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits. Future minimum base salaries, by year and in the aggregate, consist of:

Years Ending March 31 ,	Amount
2003	$501,000
2004	434,000
2005	200,000

Legal Proceedings—While we are a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

Operating Leases—We lease facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2006.

The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets. Future minimum lease payments as of March 31, 2002 are as follows:

Year Ending March 31,	Capital Leases	Operating Leases	Deferred Rent
2003	$9,653	$38,874	$777
2004	8,714	13,011	—
2005	8,714	1,296	—
2006	7,988	—	—

Total	35,069	$53,181	$777

Less amount representing interest	(6,608)

Obligations under capital leases	28,461
Obligations due within one year	6,867

Long-term capital lease obligations	$21,594

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under operating lease agreements totaled $158,808 for the year ended March 31, 2002; $147,024 for the nine months ended March 31, 2001 and $150,573 for the year ended June 30, 2000 and included in general and administrative expenses in the consolidated statements of operations.

Development Contracts—We currently have a number of agreements with software developers for the development of video games. Under such agreements we pay a fixed fee, plus in many cases, a percentage of sales of the product developed. As of March 31, 2002, minimum remaining commitments under such agreements amounted to approximately $ 14.2 million.

9.    COMMON STOCK

Private Placement—On November 27, 2000, we completed the sale of 16,667,000 shares of common stock to TDK USA for the purchase price of $.30 per share. We realized net proceeds of $4,904,489 (after deducting costs of $95,611). The net proceeds were utilized for working capital purposes. In connection with the sale we granted TDK USA certain registration rights with respect to the common stock purchased.

Common Stock for Services—During the nine months ended March 31, 2001 we exchanged 279,530 shares of common stock for obligations resulting from services rendered to us. Of these shares, 250,416 shares were issued to former directors who agreed to accept our shares in exchange for accrued directors’ fees and 29,114 shares were issued to an employee in exchange for accrued compensation.

Warrants—In July 1996, in connection with an initial public offering (“IPO”) of our common stock, we issued 1,371,775 redeemable warrants at $.25 per warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $4.40 per share, subject to adjustment as defined. In connection with the IPO, we granted the underwriter a warrant for $50, which entitles the underwriter to purchase 240,000 shares of common stock at $5.80 per share. In addition we issued 2,016,657 redeemable warrants in connection with the conversion of a short term note payable to a related party of $500,000, plus accrued interest of $4,164 subject to adjustment as defined.

The events that would trigger an adjustment of the warrants described above were as follows: sale of common stock for a consideration per share less than the purchase price, the issuance of stock dividends to holders of common stock, a stock split or a reverse stock split. As a result of the sale of stock to TDK USA described above, the exercise price of our public warrants decreased from $4.40 to $2.18 and the number of shares of common stock issuable thereunder increased from one share to 2.018 shares (or from 6,253,824 shares to 12,622,397 shares in the aggregate).

All the warrants issued in connection with the IPO expired during the year ended March 31, 2002. The amount attributable to the warrants in the accompanying balance sheet in the amount of $559,928 has been reclassified as paid-in capital.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, we signed a one-year agreement with an investment banker to act as our financial advisor. As part of the compensation, we granted the investment banker a five year-warrant to purchase 200,000 shares of our common stock at $1.00 per share. The value of this warrant in the amount of $83,539 has been recorded as additional paid-in capital and the resulting prepaid asset is being amortized over the term of the agreement.

10.    STOCK OPTIONS AND WARRANT

The 1992 Stock Option Plan—In 1992, the Company adopted the 1992 Stock Option Plan (“1992 Plan”) authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors of the Company. Shares that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 1992 Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award. On September 22, 1995, the Board of Directors resolved that no additional grants shall be issued under the 1992 Plan.

The 1995 Stock Option Plan—Pursuant to the Company’s restated 1995 Stock Option Plan (“1995 Plan”) we may grant up to 1,000,000 options for shares of the Company’s common stock. Options under the 1995 Plan may be granted in the form of incentive stock options or nonqualified stock options. The 1995 Plan terminates October 31, 2005 and is administered by a committee appointed by the Board of Directors of the Company.

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

The 1999 Director Stock Plan—Pursuant to the 1999 Director Plan (“1999 Plan”), each non-employee director receives nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to the 1995 Plan. Each option granted to a non-employee director vests and becomes exercisable as to 50% of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50% on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options is equal to 100% of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Plan or the 1999 Plan, as applicable.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option transactions during the periods presented under the aforementioned plans:

	Number of Shares	Weighted- Average Price per Share
Balance, July 1, 1999	665,219	$1.66
Granted	90,000	$0.30
Exercised	(42,394)	$0.07
Canceled	(451,457)	$1.64

Balance, June 30, 2000	261,368	$1.48
Granted	703,000	$0.35
Exercised	(18,505)	$0.10
Canceled	(100,595)	$0.83

Balance, March 31, 2001	845,268	$0.65
Granted	487,500	$1.08
Exercised	(7,750)	$0.32
Canceled	(24,250)	$0.58

Balance, March 31, 2002	1,300,768	$0.81

The following summarizes pricing and term information for options outstanding as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2002	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2002	Weighted- Average Exercise Price
$0.06 – $0.38	744,337	8.5	$0.35	281,171	$0.34
$0.60 – $1.35	486,431	8.1	$0.68	298,514	$1.10
$2.09 – $2.50	35,000	6.0	$2.38	35,000	$2.38
$4.56 – $5.00	35,000	5.1	$4.88	35,000	$4.88

	1,300,768	8.2	$0.81	649,685	$1.04

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Had the Company adopted SFAS No. 123, pro forma net income (loss) would have been $705 ($0.00 per share) for the year ended March 31, 2002, $(1,070,009) (0.07 per share) for the nine months ended March 31, 2001 and $(3,594,653) ($0.61 per share) for the year ended June 30, 2000. The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000: dividend yield of zero; anticipated volatility of 154%, 163% and 30%; risk-free interest rate of 3.94%, 3.94% and 5.64%; and expected option lives of four years. The estimated weighted average per share fair value of the options granted during the year ended March 31, 2002, the nine months ended March 31, 2001 and the year ended June 30, 2000 was $0.36, $0.16 and $0.21.

As of March 31, 2002 a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share was held by our investment banker.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

The provisions for income taxes comprise minimum state taxes only.

A reconciliation of the provision for income taxes with the expected income tax expense (benefit) computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is as follows:

	Year Ended March 31, 2002	Nine Months Ended March 31, 2001	Year Ended June 30, 2000
Income tax expense (benefit) computed at federal statutory tax rate	$57,172	$(294,975)	$(1,112,986)
State and local taxes	2,400	2,400	2,400
Expenses not deductible for tax purposes	9,978	7,310	2,810
Net operating loss carry-forward	1,818,751	540,778	1,083,082
Change in the valuation allowance	(1,890,701)	(253,113)	27,094

	$2,400	$2,400	$2,400

The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets are as follows:

	March 31, 2002	March 31, 2001
Reserves and accrued liabilities	$479,431	$275,542
Deferred revenue	1,009,953	2,185,911
Net operating loss carryforwards	4,903,914	2,041,144
Valuation allowance	(6,393,298)	(4,502,597)

	$—	$—

At March 31, 2002, we had federal and state net operating loss carry-forwards of approximately $13.0 million and $5.7 million, available to offset future taxable federal and state income. The federal and state carry-forwards expire in varying amounts through 2021 and 2006.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during the year ended March 31, 2001, as a result of the investment by TDK USA, caused the limitation of the Company’s net operating loss carry-forwards. Approximately $11.0 million of the net operating loss carry-forward is subject to limitation.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    QUARTERLY FINANCIAL SUMMARY (Unaudited)

	Three Months Ended
	Mar. 31 2002	Dec. 31 2001	Sep. 30 2001	Jun. 30 2001	Mar. 31 2001	Dec. 31 2000	Sep. 30 2000
	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$6,564	$16,457	$4,596	$3,847	$1,088	$3,832	$1,236
Gross profit	1,853	4,238	1,420	1,008	65	1,394	616
Income (loss) before income taxes	(189)	828	(95)	(374)	(1,164)	142	152
Net income (loss)	(189)	828	(95)	(376)	(1,164)	142	154
Earnings per share:
Basic	$(0.01)	$0.04	$(0.00)	$(0.02)	$(0.08)	$0.01	$0.02
Diluted	$(0.01)	$0.04	$(0.00)	$(0.02)	$(0.08)	$0.01	$0.02