Form 10-Q
period 2002-06-30
TDK MEDIACTIVE INC
filed 2002-08-14
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission File No.  0-28604

TDK MEDIACTIVE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	33-0557833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4373 Park Terrace Drive, Westlake Village, California 91361
(Address of Principal Executive Offices)

(818) 707-7063
(Issuer’s Telephone Number, Including Area Code)

Registrants former address was 26115 Mureau Road, Suite B, Calabasas, California 91302
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

The number of shares outstanding of the issuer’s common stock as of August 9, 2002 was 22,897,039.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TDK MEDIACTIVE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$443,852	$1,063,024
Accounts receivable - net	3,991,905	5,581,101
Inventory - net	1,270,827	1,241,094
Prepaid royalties	8,091,146	2,047,953
Software development costs	11,139,965	8,693,083
Prepaid expenses and other	423,143	782,705

Total current assets	25,360,838	19,408,960

Property and equipment - net	1,156,195	465,352
Software development costs - long term	595,000	625,000
Other Assets	102,706	24,037

TOTAL	$27,214,739	$20,523,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable to TDK USA	$15,951,157	$14,199,117
Accounts payable and accrued expenses	2,039,378	1,697,790
Accrued royalties	5,557,379	2,974,821
Capital lease obligations	6,095	6,867
Deferred revenue	2,007,499	2,007,499

Total current liabilities	25,561,508	20,886,094

Capital lease obligations - long term	20,005	21,594
Deferred revenue - long term	5,299,999	350,000
Stockholders’ Deficit:
Common stock - $.001 par value, 50,000,000 shares authorized, 22,890,582 and 22,884,582 shares issued and outstanding	22,890	22,885
Additional paid-in capital	19,952,649	19,950,590
Accumulated deficit	(23,642,312)	(20,707,814)

Total stockholders’ deficit	(3,666,773)	(734,339)

TOTAL	$27,214,739	$20,523,349

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001 and 2000
(unaudited)

	2002	2001

Net Revenues	3,594,926	3,847,537
Costs and expenses:
Cost of sales	3,784,366	2,839,540
Product development	287,914	137,063
Sales and marketing	1,290,728	671,781
General and administrative	917,545	504,893

Total costs and expenses	6,280,553	4,153,277

Operating loss	(2,685,627)	(305,740)
Interest expense, net	(247,271)	(68,496)

Loss before provision for income taxes	(2,932,898)	(374,236)
Provision for income taxes	1,600	1,600

Net loss	$(2,934,498)	$(375,836)

Basic and diluted net loss per share	$(0.13)	$(0.02)

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,934,498)	$(375,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	58,929	51,952
Provision for doubtful accounts, discounts and returns	(84,459)	111,100
Accounts receivable	1,673,655	(2,139,072)
Inventories	(29,733)	(82,802)
Prepaid royalties	(6,043,193)	68,334
Software development costs	(2,416,882)	(1,999,969)
Prepaid expenses and other	359,562	(49,114)
Accounts payable and accrued expenses	354,581	(101,789)
Accrued royalties	2,582,558	128,423
Deferred revenue	4,949,999	(390,000)

Net cash used by operating activities	(1,529,481)	(4,778,773)

Cash flows from investing activities:
Purchases of property and equipment	(749,772)	(138,954)
Other	(78,669)	63,956

Net cash used by investing activities	(828,441)	(74,998)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,064	—
Proceeds from notes payable to TDK USA	3,039,047	4,902,835
Payments on notes payable to TDK USA	(1,300,000)	—
Payments on capital lease obligations	(2,361)	(1,006)

Net cash provided by financing activities	1,738,750	4,901,829

Net change in cash and cash equivalents	(619,172)	48,058
Cash and cash equivalents, beginning of period	1,063,024	438,555

Cash and cash equivalents, end of period	$443,852	$486,613

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$236,819	$40,905

See notes to condensed consolidated financial statements

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

               The accompanying financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002.

               In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any other interim period.  The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Earnings Per Share Computation

               We compute earnings per share in accordance with Statement of Financial Accounting Standards Board’s No. 128 which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive.  Potential dilutive securities consisted of outstanding stock options and stock purchase warrants.

               The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 22,886,796 shares for the three months ended June 30, 2002 and 22,876,832  shares for the three months ended June 30, 2001.  Stock options and warrants to purchase 1,612,000 and 13,497,000 shares of common stock in the three months ended June 30, 2002 and 2001, were outstanding but not included in the computation as their effect would be anti-dilutive.

Note 3 – Activision Agreement

               On May 23, 2002, we announced a strategic agreement with Activision Publishing, Inc. to co-develop and co-publish video games.  The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks Pictures’ blockbuster Academy Award® winning feature film “Shrek.”  Additionally, TDK Mediactive and Activision have agreed to co-develop and co-publish a title originating from Activision’s portfolio of video game brands.  Throughout the co-publishing relationship TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources and global brands.  Under the agreement, Activision will start to co-develop and co-publish games with TDK Mediactive based on the upcoming “Shrek” theatrical sequel.  The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel.

               In connection with this agreement, we will receive minimum guaranteed royalty payments plus additional royalties once the minimum guaranteed royalty has been earned.  Deferred revenue in the accompanying balance sheet includes $5.0 million representing cash advanced from Activision in connection with this agreement.  The deferred revenue that will be recognized as income beginning at the time the sequel to the film “Shrek” is released, currently scheduled for May 2004.

Note 4 – LOAN FROM RELATED ENTITY

               On March 29, 2001 we entered into an $8.0 million Loan and Security Agreement with TDK USA.  On August 24, 2001, the agreement was amended to increase the maximum aggregate borrowings to $20.0 million.  On April 30, 2002, we reached an agreement with TDK USA to extend and expand the agreement.  It now matures on March 31, 2003, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30.0 million, $10.0 million of which is at the discretion of TDK USA.  TDK USA holds a security interest in substantially all our assets.  The agreement as amended provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%).  As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $20.0 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

               The agreement, as amended, requires us to maintain: (i) a current ratio of 0.85 to 1.00 at the end of each calendar quarter; (ii) an interest coverage ratio of 1.50 to 1.00 as of December 31, 2002 and (iii) maintain a net sales to net assets (as defined) ratio of not less than 1.20 to 1.00 at the end of each calendar quarter.  At March 31, 2002, we have an outstanding balance of approximately $14.2 million under the agreement at an interest rate of 6.75%.  As of June 30, 2002, we are in compliance with such loan requirements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include, without limitation, statements regarding future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Some of the facts that could cause uncertainties are:

•	New competitors and intensification of price competition from other manufacturers of consumer software products and/or toy companies and the studio licensors themselves;

•	New products that make our products and services obsolete;

•	Inability to obtain additional capital as needed;

•	Loss of customers;

•	Technical problems with our products and services;

•	Departure of key employees, and inability to attract new employees;

•	Litigation and administrative proceedings;

•	Departure or retirement of key executives; and

•	Contracts tied to key executives and/or change in control.

Overview of the Company’s Operations

               We are engaged primarily in developing, publishing, distributing and marketing interactive entertainment software primarily based on well-recognized intellectual content.  This includes the development, distribution, marketing and publishing of video games for console and handheld electronic entertainment platforms.  We also publish titles for Personal Computers on a case by case basis.  We currently publish – or intend to publish – titles for Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance and Nintendo Game Boy Color.  We intend to support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzle, role-playing, simulation, sports and strategy.  Our major retail customers include Toys “R” Us, Wal-Mart, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers and distributors.

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

               Revenue Recognition – Direct-to-the-customer sales are recognized when title and risk of loss passes to the customers and are recorded net of discounts, allowances and estimated merchandise returns.  Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We have no obligation to perform future services subsequent to shipment, but we provide telephone customer support as an accommodation to purchasers of products for a limited time.  Costs associated with this effort are charged to cost of sales as incurred in the consolidated statements of operations.  Revenue from third-party distributors is recognized as reported by such distributors, net of estimated returns.

               Reserves for returns are based on management’s evaluation of historical experience and current industry trends. Our revenue recognition policy complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

               Discounts, Allowances and Returns; Inventory Management – At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products.  We base this amount on our historical experience, retail inventories, the nature of the titles and other factors.  The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

               Licenses – We have entered into various license agreements that require payment of up-front minimum guarantees against future royalties.  Such license agreements generally require that we pay a percentage of sales of the products but no less than a specified minimum guaranteed royalty.  We record the minimum guaranteed royalty as a liability and along with a related prepaid asset at the time the agreement is consummated.  The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual sales of the related product.  Additional royalty liabilities, in excess of minimum guaranteed amounts, are recorded when such amounts are earned by the licensor.   Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater.

               Software Development Costs – We account for software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.  Software development costs are expensed based on the ratio of current units sold to total projected units.  When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses in the period the impairment is identified.  Such abandonment losses are solely attributable to changes in market conditions or product quality considerations.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

               Net Revenues – Net revenues decreased to $3,594,826 for the three months ended June 30, 2002 as compared to $3,847,537 for the three months ended June 30, 2001. The decrease includes: lower foreign republishing fees received of $322,436, an increase in co-publishing fees of $607,278 and a decrease in product sales amounting to $537,453.  The decrease in product sales results primarily from lower sales from the release of Dinotopia for Nintendo’s Game Boy Advance, Tonka for Nintendo’s Game Boy Color and Pryzm for Sony’s PlayStation2 which were the three titles released during the quarter as compared to the release of Shrek for Game Boy Color the only release during the same quarter of the prior year.

               Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  Republishing fees are recognized when certain milestones are met and passage of time has occurred.  We recognized $86,814 of such fees from TDK Europe during the three months ended June 30, 2002 as compared to $409,250 during the three months ended June 30, 2001.  We currently have approximately $2.3 million in unearned revenue at June 30, 2002 related to this agreement.  This agreement with TDK Europe extends through February 28, 2005.

               Co-publishing fees were recognized in connection with co-publishing and licensing agreements that were not in place in the prior year’s quarter.  We recognized co-publishing fees of $607,278 during the three months ended June 30, 2002.

               Cost of Sales – Cost of sales increased to $3,784,366 or 105% of product sales for the three months ended June 30, 2002 as compared to $2,839,540 or 74% of product sales for the three months ended June 30, 2001.  The increase as a percentage of product sales is attributed mainly to the reduced selling prices of certain titles and the change in product mix during the current period.  Product costs also included higher than normal product development amortization which resulted from lower than anticipated volume for the new titles released during the quarter.

               Product Development – Product development costs increased to $287,913 for the three months ended June 30, 2002 or 8% of product sales as compared to $137,063 during the three months ended June 30, 2001 or 4% of product sales.  The increase as a percentage of sales is due to increased salaries and benefits costs as there was an increase in personnel in this department in anticipation of the release of more titles during the current fiscal year ending March 31, 2003.

               Sales and Marketing – Sales and marketing expenses increased to $1,290,728 or 36% of product sales for the three months ended June 30, 2002 as compared to $671,781 or 17% of product sales for the three months ended June 30, 2001.  The increase relates primarily to advertising and marketing for the launch of three new titles during the current quarter than compared to one new title during the prior quarter.  There was also an increase in trade show expense for the annual E3 convention due to the Company’s need to promote a greater number of new releases for upcoming holiday season than compared to prior year’s quarter.

               General and Administrative – General and administrative expenses increased to $917,545 for the three months ended June 30, 2002 as compared to $504,893 for the three months ended June 30, 2001.  The $414,000 increase is primarily attributable to the following items:increased compensation, including bonuses paid to executive personnel in connection with the Activision agreement ($240,000), additional personnel ($68,000), increased professional fees ($119,000), increased travel fees ($47,000), and decreased bad debt expense related to a shift in customer base and collection on bad debt specifically reserved for ($100,000).

               Interest Expense – Interest expense increased by approximately $178,000 to $247,000 during the three months ended June 30, 2002.  The increase relates to her average borrowings during the current year quarter as compared to the prior year quarter.

Quarterly Results of Operations

               We have experienced and may continue to experience, fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of our products and the licenses upon which they are based and those of our competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, product returns, changes in pricing policies by us and our competitors, the accuracy of retailers’ forecasts of consumer demand, the timing of the receipt of orders from major customers, and account cancellations or delays in shipment.  Our expense levels are based, in part, on our expectations as to future sales and, as a result, operating results could be disproportionately affected by a reduction in sales or a failure to meet our sales expectations.

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

Liquidity and capital resources

               We incurred a net loss of $2,934,498 for the three months ended June 30, 2002 compared to a net loss of $375,836 for the three months ended June 30, 2001.

               Our cash and cash equivalents amounted to $443,852 at June 30, 2002.  Cash utilized in operating activities for the three months ended June 30, 2002 amounted to $1,529,482 compared to $4,778,773 during the three months ended June 30, 2001.  The significant difference between the two quarters represents our continued investment in software development ($2.4 million), the addition of prepaid and accrued royalties ($3.5 million) offset by the collection of receivables ($1.7 million) and the payment received by Activision related to the Activision agreement ($5.0 million).  We have not historically generated sufficient cash flow to fund operations, and have had to rely on debt and equity financings to fund operations.  At June 30, 2002, we had a working capital deficit of $200,669.

               On April 30, 2002, we reached an agreement with TDK USA to extend and expand our existing loan and security agreement.  The agreement now matures on March 31, 2003 and provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA.  As of June 30, 2002, the balance outstanding under this facility amounted to $15.9 million.

               Our business plan indicates that we will continue to expand our operations during the next 12 to 24 months, and involves the production of many titles that are scheduled for launch during fiscal 2003 and 2004. Our business plan indicates that funding this planned expansion will require amounts in excess of the $20.0 million that TDK USA has committed to provide to us pursuant to the existing credit agreement.  We are currently investigating various sources for the additional financing.  There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us, or that we will be able to extend the current TDK USA agreement when it matures on March 31, 2003.  At this time, we are dependent on TDK USA for our liquidity needs, and TDK USA has no obligation either to extend credit to us other than as provided in the agreement or to extend the agreement beyond the current maturity date of March 31, 2003.  If we are unable to obtain additional financing or extend the agreement, we may have to curtail or revise our planned operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with variable interest rates on borrowings.  We estimate that a 10% increase in interest rates would impact our results of operations by approximately $25,000 and $7,000 for the three month ended March 31, 2002 and 2001.  We have no fixed rate debt.  We don’t have exposure to foreign currency or commodity price risks.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Title

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

             The Company filed two reports on form 8-K during the quarter ended June 30, 2002.  Information regarding the items reported on is as follows:

Date	Items Reported On

May 1, 2002	Reporting results of operations for the fiscal year ended March 31, 2002, and providing guidance for the fiscal year ending March 31, 2003

May 21, 2002	Reporting on the entering into of a Co-Publishing Agreement with Activision, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.

By:	/s/ Vincent J. Bitetti	Date	August 13, 2002

Vincent J. Bitetti
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Martin G. Paravato	Date:	August 13, 2002

Martin G. Paravato
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)