Form 10-Q
period 2002-09-30
TDK MEDIACTIVE INC
filed 2002-11-14
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of shares outstanding of the issuer’s common stock as of November 12, 2002 was 22,995,563.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TDK MEDIACTIVE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	March 31, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$784,891	$1,063,024
Accounts receivable - net	13,573,017	5,581,101
Inventory - net	3,437,154	1,241,094
Prepaid royalties	8,175,914	2,047,953
Software development costs	9,652,983	8,693,083
Prepaid expenses and other	409,473	782,705

Total current assets	36,033,432	19,408,960

Property and equipment - net	1,354,558	465,352
Software development costs – long term	905,000	625,000
Other Assets	86,298	24,037

TOTAL	$38,379,288	$20,523,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable to TDK USA	$20,473,474	$14,199,117
Accounts payable and accrued expenses	6,507,175	1,697,790
Accrued royalties	6,472,397	2,974,821
Capital lease obligations	6,759	6,867
Deferred revenue	2,007,500	2,007,499

Total current liabilities	35,467,305	20,886,094

Capital lease obligations – long term	18,373	21,594
Deferred revenue – long term	5,074,999	350,000
Stockholders’ Deficit:
Common stock - $.001 par value, 50,000,000 shares authorized, 22,894,582 and 22,884,582 shares issued and outstanding	22,894	22,885
Additional paid-in capital	19,953,958	19,950,590
Accumulated deficit	(22,158,241)	(20,707,814)

Total stockholders’ deficit	(2,181,389)	(734,339)

TOTAL	$38,379,288	$20,523,349

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
(unaudited)

	2002	2001

Net Revenues	$16,960,956	$4,595,891
Costs and expenses:
Cost of sales	11,721,407	3,176,117
Product development	198,004	150,834
Sales and marketing	1,938,370	615,386
General and administrative	1,333,339	635,157

Total costs and expenses	15,191,120	4,577,494

Operating income	1,769,836	18,397
Interest expense, net	(285,765)	(113,315)

Income (loss) before provision for income taxes	1,484,071	(94,918)
Provision for income taxes	0	0

Net income (loss)	$1,484,071	$(94,918)

Basic and diluted net income (loss) per share	$0.06	$(0.00)

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended September 30, 2002 and 2001
(unaudited)

	2002	2001

Net Revenues	$20,555,883	$8,443,428
Costs and expenses:
Cost of sales	15,454,174	6,015,657
Product development	485,918	287,897
Sales and marketing	3,229,098	1,287,167
General and administrative	2,302,484	1,140,050

Total costs and expenses	21,471,674	8,730,771

Operating loss	(915,791)	(287,343)
Interest expense, net	(533,036)	(181,811)

Loss before provision for income taxes	(1,448,827)	(469,154)
Provision for income taxes	1,600	1,600

Net loss	$(1,450,427)	$(470,754)

Basic and diluted net loss per share	$(0.06)	$(0.02)

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2002 and 2001
(unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(1,450,427)	$(470,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	164,838	104,125
Provision for doubtful accounts, discounts and returns	254,541	419,022
Changes in operating assets and liabilities:
Accounts receivable	(8,246,457)	(2,427,707)
Inventories	(2,196,060)	(2,711,814)
Prepaid royalties	(6,127,961)	(863,514)
Software development costs	(1,239,900)	(3,597,482)
Prepaid expenses and other	373,233	(132,788)
Accounts payable and accrued expenses	4,844,695	2,357,346
Accrued royalties	3,497,576	905,537
Deferred revenue	4,724,999	(1,392,500)

Net cash used by operating activities	(5,400,923)	(7,810,529)

Cash flows from investing activities:
Purchases of property and equipment	(1,054,044)	(262,898)
Other	(62,261)	64,713

Net cash used by investing activities	(1,116,305)	(198,185)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,377	—
Proceeds from notes payable	7,539,047	8,647,490
Repayment on notes payable	(1,300,000)	(750,000)
Payments on capital lease obligations	(3,329)	(2,531)

Net cash provided by financing activities	6,239,095	7,894,959

Net change in cash and cash equivalents	(278,133)	(113,755)
Cash and cash equivalents, beginning of period	1,063,024	438,555

Cash and cash equivalents, end of period	$784,891	$324,800

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$502,745	$141,746

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

          In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any other interim period.  The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Earnings Per Share Computation

          The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 23,620,748 and 22,889,942 shares for the three months and six months ended September 30, 2002. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 22,876,832 shares for the three months and six months ended September 30, 2001. Stock options and warrants to purchase 974,342 and 13,724,165 shares of common stock outstanding at September 30, 2002 and 2001, but not included in the computation as their effect would be anti-dilutive.

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

          In connection with this agreement, we will receive minimum guaranteed royalty payments plus additional royalties once the minimum guaranteed royalty has been earned.  Deferred revenue in the accompanying balance sheet includes $5.0 million representing cash advanced from Activision in connection with this agreement.  The deferred revenue that will be recognized as income beginning at the time the sequel to the film “Shrek” is released, which is currently scheduled for June 2004.

Note 4 – Loan from Related Entity

          On March 29, 2001 we entered into an $8.0 million Loan and Security Agreement with TDK USA a related company.  On August 24, 2001, the agreement was amended to increase the maximum aggregate borrowings to $20.0 million.  On April 30, 2002, we reached an agreement with TDK USA to extend and expand the agreement.  It now matures on March 31, 2003, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30.0 million, $10.0 million of which is at the discretion of TDK USA.  TDK USA holds a security interest in substantially all our assets.  The agreement as amended provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%).  As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $20.0 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

          The agreement, as amended, requires us to maintain: (i) a current ratio of 0.85 to 1.00 at the end of each calendar quarter; (ii) an interest coverage ratio of 1.50 to 1.00 as of December 31, 2002 and (iii) maintain a net sales to net assets (as defined) ratio of not less than 1.20 to 1.00 at the end of each calendar quarter.  At September 30, 2002, we have an outstanding balance of approximately $20.5 million under the agreement at an interest rate of 6.50% and we were in compliance with such loan requirements.

Note 5 – Related Party Transactions

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  Through July 31, 2002, republishing fees were recognized when certain milestones were met and passage of time had occurred.  Pursuant to an agreement that we expect to consummate in the near future, the distribution agreement with TDK Europe will be terminated and replaced with an agreement whereby commencing August 1, 2002 republishing fees will be recognized on a per unit basis as product is sold by TDK Europe.  The new agreement will extend through July 31, 2004.  At September 30, 2002 we have deferred (unearned) revenue amounting to $2.2 million relating to this agreement.

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

          Reserves for returns are based on management’s evaluation of historical experience and current industry trends. Our revenue recognition policy complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

          Software Development Costs – We account for software development in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.  Software development costs are expensed based on the ratio of current units sold to total projected units.  When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses in the period the impairment is identified.  Such abandonment losses are solely attributable to changes in market conditions or product quality considerations.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

          Net Revenues – Net revenues increased to $16,960,956 for the three months ended September 30, 2002 as compared to $4,595,891 for the three months ended September 30, 2001. The increase includes: an increase in product sales of $12,801,146 and an increase in co-publishing fees of $523,489 net of reduced lower foreign republishing fees received of $959,570.  The increase in product sales results primarily from the release of four titles (Robotech for Sony’s PlayStation2 and Microsoft’s Xbox, Casper for Nintendo’s GameCube and Shrek Treasure Hunt for Sony’s PlayStationOne) during the quarter as compared to the release of three titles (Wendy for Nintendo’s Game Boy Color, Lady Sia for Nintendo’s Advance GameBoy and Casper for Sony’s PlayStation2) during the same quarter of the prior year. The new releases for the quarter ended September 30, 2002 accounted for 96% of net revenues, whereas the new releases for the quarter ended September 30, 2001 accounted for 54% of net revenues.

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  We recognized $69,030 of such fees from TDK Europe during the three months ended September 30, 2002 as compared to $1,028,600 during the three months ended September 30, 2001.

          Co-publishing fees were recognized in connection with co-publishing and licensing agreements that were not in place in the prior year’s quarter.  We recognized co-publishing fees of $523,489 during the three months ended September 30, 2002.

          Cost of Sales – Cost of sales increased to $11,721,407 or 72% of product sales for the three months ended September 30, 2002 as compared to $3,176,117 or 89% of product sales for the three months ended September 30, 2001.  The improvement is principally attributable to increased sales of new platform releases which typically carry higher margins offset by additional amortization of development costs taken in the current quarter on titles that were not performing up to expectations. There was also an increase in license costs reflecting costs associated with higher profile licenses.

          Product Development – Product development costs increased to $198,004 for the three months ended September 30, 2002 or 1% of product sales as compared to $150,834 during the three months ended September 30, 2001 or 4% of product sales.  The increase is due to increased salaries and benefits costs related to an increase in personnel required to manage our growing base of titles.

          Sales and Marketing – Sales and marketing expenses increased to $1,938,370 or 12% of product sales for the three months ended September 30, 2002 as compared to $615,386 or 17% of product sales for the three months ended September 30, 2001.  The increase relates primarily to advertising and marketing ($840,000) for the launch of four new titles during the current quarter compared to three new titles during the prior quarter.   There was also an increase in sales commissions ($261,000) due to the increase in sales during the current quarter.  There was also an increase in personnel ($203,000) due to the increase in anticipated titles slated for this year’s holiday season and beyond.

          General and Administrative – General and administrative expenses increased to $1,333,339 for the three months ended September 30, 2002 as compared to $635,157 for the three months ended September 30, 2001.  The $698,000 increase is primarily attributable to the following items: increase bad debt expense related to increased sales ($266,000), increased compensation and personnel ($130,000), increased professional fees ($71,000), moving costs ($58,000), increase depreciation ($54,000), increased rent and utilities ($65,000), increased insurance costs ($24,000), increased business taxes (21,000) and increased travel costs ($7,000).

          Interest Expense – Interest expense increased by approximately $172,000 to $285,000 during the three months ended September 30, 2002.  The increase relates to higher average borrowings during the current year quarter as compared to the prior year quarter and increased average interest rates. The average borrowings for the current quarter was approximately $18,000,000 whereas the average borrowings for the previous year’s quarter was approximately $6,000,000.  The average interest rate for the current quarter was 6.25% whereas the average interest rate for the previous year’s quarter was 7.85%.

Six Months Ended September 30, 2002 Compared to the Six Months Ended September 30, 2001

          Net Revenues – Net revenues increased to $20,555,883 for the six months ended September 30, 2002 as compared to $8,443,428 for the six months ended September 30, 2001. The increase includes: increased in product sales of 12,263,694,  an increase in co-publishing fees of $1,130,767 and lower foreign republishing fees received of $1,282,006.  The increase in product sales results primarily from the release of seven titles (Dinotopia for Nintendo’s Advance GameBoy, Tonka for Nintendo’s Game Boy Color, Pryzm and Robotech for Sony’s PlayStation2, Robotech for Microsoft’s Xbox, Casper for Nintendo’s GameCube and Shrek Adventure for Sony’s PlayStationOne) during the current period as compared to the release of four titles (Shrek and Wendy for Nintendo’s Game Boy Color, Lady Sia for Nintendo’s Advance GameBoy, and Casper for Sony’s PlayStation2) during the same period of the prior year.  The new releases for the six months ended September 30, 2002 accounted for 93% of net revenues, whereas the new releases for the six months ended September 30, 2001 accounted for 71% of net revenues.

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  We recognized $155,844 of such fees from TDK Europe during the six months ended September 30, 2002 as compared to $1,437,850 during the six months ended September 30, 2001.  We currently have approximately $2.2 million in unearned revenue at September 30, 2002 related to this agreement.

          Co-publishing fees were recognized in connection with co-publishing and licensing agreements that were not in place in the prior year’s quarter.  We recognized co-publishing fees of $1,130,767 during the six months ended September 30, 2002.

          Cost of Sales – Cost of sales increased to $15,454,174 or 80% of product sales for the six months ended September 30, 2002, as compared to $6,015,657 or 86% of product sales for the six months ended September 30, 2001.  The improvement is principally attributable to increased sales of new platform releases, which typically carry higher margins offset by additional amortization of development costs taken in the current quarter on titles that were not performing up to expectations. There was also an increase in license costs reflecting costs associated with higher profile licenses.

          Product Development – Product development costs increased to $485,918 for the six months ended September 30, 2002 or 3% of product sales, as compared to $287,897 during the six months ended September 30, 2001 or 4% of product sales. The increase is due to increased salaries and benefits costs related to an increase in personnel required to manage our growing base of titles.

          Sales and Marketing – Sales and marketing expenses increased to $3,229,098 or 17% of product sales for the six months ended September 30, 2002, as compared to $1,287,167 or 18% of product sales for the six months ended September 30, 2001.  The increase relates primarily to advertising and marketing ($1,350,000) for the launch of seven new titles during the current period, compared to four new titles during the prior year’s period.   There was also an increase in sales commissions ($256,000) related to the increase in sales during the current period.  There was also an increase in personnel ($294,000) due to the increase in anticipated titles slated for this year’s holiday season and beyond.

          General and Administrative – General and administrative expenses increased to $2,302,484 for the six months ended September 30, 2002, as compared to $1,140,050 for the six months ended September 30, 2001.  The $1,162,000 increase is primarily attributable to the following items: increased compensation and personnel ($483,000), increased bad debt expense related to increase in sales ($155,000), increased professional fees ($174,000), increased rent and utilities ($87,000), moving costs ($80,000), increased depreciation ($61,000), increased travel costs ($54,000), increased business taxes (36,000) and increased insurance costs ($34,000).

          Interest Expense – Interest expense increased by approximately $351,000 to $533,000 during the six months ended September 30, 2002.  The increase relates to higher average borrowings and higher average interest rates during the current year period as compared to the prior year period. The average borrowings for the current period was approximately $16,000,000 whereas the average borrowings for the previous year’s period was approximately $4,000,000.  The average interest rate for the current period was 6.25% whereas the average interest rate for the previous year’s period was 8.29%.

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

Liquidity and capital resources

          Our principal uses of cash are product purchases, payments to licensors, payments to developers and operating costs.  In order to purchase products from manufacturers, we either open a letter of credit in their favor, obtain a line of credit from the manufacturer or prepay the cost of the product.

          Our cash and cash equivalents amounted to $784,891 at September 30, 2002.  Cash utilized in operating activities for the six months ended September 30, 2002 amounted to $5,400,923, compared to $7,810,529 during the six months ended September 30, 2001.  The significant difference between the two quarters represents payment received by Activision related to the Activision agreement ($5.0 million), increase in accounts payable and accrued expenses ($2.5 million), and software development costs, net of amortization ($2.4 million), offset by the increase in receivables ($5.8 million) and a net increase of prepaid royalties ($2.6 million).  Historically, we have not generated sufficient cash flow to fund  our operations, and have had to rely on debt and equity financings to fund our operations.  At September 30, 2002, our working capital amounted to $566,127.

          On April 30, 2002, we reached an agreement with TDK USA, a related party, to extend and expand our existing loan and security agreement.  The agreement now matures on March 31, 2003 and provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA.  As of September 30, 2002, the balance outstanding under this facility amounted to $20.5 million and as of October 31, 2002, the outstanding balance amounted to $27.2 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with variable interest rates on borrowings.  We estimate that a 10% increase in interest rates would impact our results of operations by approximately $29,000 and $53,000for the three months and six months ended September 30, 2002 and by approximately $11,000 and $18,000 for the three months and six months ended September 30, 2001.  We have no fixed rate debt.  We do not have exposure to foreign currency or commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

          (a)  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to TDK Mediactive, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

          (b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Title

99.1	Certification of Vincent J. Bitetti, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Martin G. Paravato, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

          None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.

By:	/s/ VINCENT J. BITETTI	Date November 13, 2002

Vincent J. Bitetti Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARTIN G. PARAVATO	Date: November 13, 2002

Martin G. Paravato Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Vincent Bitetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TDK Mediactive, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I and the other certifying officers,

	•	are responsible for establishing and maintaining “disclosure controls and procedures” for the Company, and

•

have designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared,

	•	have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”),

	•	have presented in this quarterly report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

	•	have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

•

have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ VINCENT BETETTI

Vincent Bitetti, Chief Executive Officer

CERTIFICATION

I, Martin Paravato, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TDK Mediactive, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I and the other certifying officers,

	•	are responsible for establishing and maintaining “disclosure controls and procedures” for the Company, and

•

have designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared,

	•	have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”),

	•	have presented in this quarterly report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

	•	have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

•

have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ MARTIN PARAVATO

Martin Paravato, Chief Financial Officer