Form 10-Q
period 2002-12-31
TDK MEDIACTIVE INC
filed 2003-02-13
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission File No.  0-28604

TDK MEDIACTIVE, INC.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	33-0557833

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of February 12, 2003 was 23,005,885.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TDK MEDIACTIVE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,491,285	$1,063,024
Accounts receivable - net	10,997,717	5,581,101
Inventory - net	3,211,579	1,241,094
Prepaid royalties	8,220,368	2,047,953
Software development costs	9,545,253	8,693,083
Prepaid expenses and other	1,949,461	782,705

Total current assets	35,415,663	19,408,960
Property and equipment - net	1,317,333	465,352
Software development costs – long term	—	625,000
Other Assets	89,298	24,037

TOTAL	$36,822,294	$20,523,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable to TDK USA	$21,786,503	$14,199,117
Accounts payable and accrued expenses	4,529,192	1,697,790
Accrued royalties	6,742,406	2,974,821
Capital lease obligations	6,445	6,867
Deferred revenue	1,457,583	2,007,499

Total current liabilities	34,522,129	20,886,094

Capital lease obligations – long term	16,693	21,594
Deferred revenue – long term	5,025,000	350,000
Stockholders’ Deficit:
Common stock - $.001 par value, 50,000,000 shares authorized, 22,894,582 and 22,884,582 shares issued and outstanding	22,895	22,885
Additional paid-in capital	19,953,957	19,950,590
Accumulated deficit	(22,718,380)	(20,707,814)

Total stockholders’ deficit	(2,741,528)	(734,339)

TOTAL	$36,822,294	$20,523,349

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2002 and 2001
(unaudited)

	2002	2001

Net Revenues	$18,500,991	$16,457,076
Costs and expenses:
Cost of sales	14,526,349	12,218,674
Product development	229,671	160,552
Sales and marketing	2,554,114	2,176,627
General and administrative	1,358,904	844,416

Total costs and expenses	18,669,038	15,400,269

Operating income (loss)	(168,047)	1,056,807
Interest expense, net	(392,093)	(228,982)

Income (loss) before provision for income taxes	(560,140)	827,825
Provision for income taxes	0	0

Net income (loss)	$(560,140)	$827,825

Basic and diluted net income (loss) per share	$(0.02)	$0.04

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine months Ended December 31, 2002 and 2001
(unaudited)

	2002	2001

Net Revenues	$39,056,874	$24,900,504
Costs and expenses:
Cost of sales	29,980,523	18,234,331
Product development	715,589	448,449
Sales and marketing	5,783,212	3,463,794
General and administrative	3,661,388	1,984,466

Total costs and expenses	40,140,712	24,131,040

Operating income (loss)	(1,083,838)	769,464
Interest expense, net	(925,129)	(410,793)

Income (loss) before provision for income taxes	(2,008,967)	358,671
Provision for income taxes	1,600	1,600

Net income (loss)	$(2,010,567)	$357,071

Basic and diluted net income (loss) per share	$(0.09)	$0.02

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended December 31, 2002 and 2001
(unaudited)

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(2,010,567)	$357,071
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	284,185	165,399
Provision for doubtful accounts, discounts and returns	650,547	526,179
Changes in operating assets and liabilities:
Accounts receivable	(6,067,163)	(11,436,374)
Inventories	(1,970,485)	(477,584)
Prepaid royalties	(6,172,415)	(832,245)
Software development costs	(227,170)	(3,230,071)
Prepaid expenses and other	(1,166,756)	(404,601)
Accounts payable and accrued expenses	2,876,377	1,912,325
Accrued royalties	3,767,585	2,088,615
Deferred revenue	4,125,084	(2,042,500)

Net cash used by operating activities	(5,910,778)	(13,373,786)

Cash flows from investing activities:
Purchases of property and equipment	(1,136,165)	(406,023)
Other	(65,261)	64,713

Net cash used by investing activities	(1,201,426)	(341,310)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,377	—
Proceeds from notes payable	16,842,411	16,107,230
Repayment on notes payable	(9,300,000)	(750,000)
Payments on capital lease obligations	(5,323)	(4,914)

Net cash provided by financing activities	7,540,465	15,352,316

Net change in cash and cash equivalents	428,261	1,637,220
Cash and cash equivalents, beginning of period	1,063,024	438,555

Cash and cash equivalents, end of period	$1,491,285	$2,075,775

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$884,852	$339,633

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

          The accompanying financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002.

          In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any other interim period.  The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Earnings Per Share Computation

          The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 22,894,582 and 22,891,500 shares for the three months and nine months ended December 31, 2002. The computations of the weighted-average common shares used in the computation of basic and diluted net income per share is based on 22,876,832 shares for the three months and nine months ended December 31, 2001. Stock options and warrants to purchase 1,675,758 and 13,865,915 shares of common stock outstanding at December 31, 2002 and 2001, but not included in the computation as their effect would be anti-dilutive.

Note 3 – Activision Agreement

          On May 23, 2002, we announced a strategic agreement with Activision Publishing, Inc. to co-develop and co-publish video games.  The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks Pictures’ blockbuster Academy Award ® winning feature film “Shrek.”  Additionally, TDK Mediactive and Activision have agreed to CO-develop and CO-publish a title originating from Activision’s portfolio of video game brands.  Throughout the co-publishing relationship TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources and global brands.  Under the agreement, Activision will start to CO-develop and CO-publish games with TDK Mediactive based on the upcoming “Shrek” theatrical sequel.  The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel.

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

Note 4 – LOAN FROM RELATED ENTITY

          On March 29, 2001 we entered into a Loan and Security Agreement with TDK USA, a related company.  On April 30, 2002, the Loan and Security Agreement as amended matures on March 31, 2003 and provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30.0 million, $10.0 million of which is at the discretion of TDK USA.  TDK USA holds a security interest in substantially all our assets.  The agreement as amended provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%).  As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $20.0 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

          The agreement, as amended, requires us to maintain: (i) a current ratio of 0.85 to 1.00 at the end of each calendar quarter; (ii) an interest coverage ratio of 1.50 to 1.00 as of December 31, 2002 and (iii) maintain a net sales to net assets (as defined) ratio of not less than 1.20 to 1.00 at the end of each calendar quarter.  At December 31, 2002, we have an outstanding balance of approximately $21.7 million under the agreement at an interest rate of 5.87%. As of December 31, 2002 we were not in compliance with the interest coverage ratio.  On January 30, 2003 TDK USA issued a waiver for this requirement.

Note 5 – Related Party Transactions

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  Through July 31, 2002, republishing fees were recognized when certain milestones were met and passage of time had occurred.  During the current quarter, we entered into a new distribution agreement with TDK Europe that relates to certain titles. Republishing fees, under this agreement, will be recognized on a per unit basis as product is sold by TDK Europe.  The new agreement extends through July 31, 2004.  At December 31, 2002 we have deferred (unearned) revenue amounting to $1.7 million relating to this agreement.

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

          Licenses – We have entered into various license agreements that require payment of up-front minimum guarantees against future royalties.  Such license agreements generally require that we pay a percentage of sales of the products but no less than a specified minimum guaranteed royalty.  We record the minimum guaranteed royalty as a liability and along with a related prepaid asset at the time the agreement is consummated.  The liability is extinguished as payments are made to the license holders and the asset is expensed at the contractual royalty rate based on actual sales of the related product.  Additional royalty liabilities, in excess of minimum guaranteed amounts, are recorded when such amounts are earned by the licensor.   Prepaid royalties are expensed at the contractual royalty rate based on actual net net revenues or on the ratio of current units sold to total projected units whichever amount is greater.

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

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

          Net Revenues – Net revenues increased to $18,500,991 for the three months ended December 31, 2002 as compared to $16,457,076 for the three months ended December 31, 2001. The increase includes an increase in product sales of $2,177,341 net of a decrease in co-publishing and republishing fees of $133,427.  The increase in product sales resulted primarily from the release of seven titles (Shrek Super Party for Sony’s PlayStation 2 and Microsoft’s Xbox, Shrek Extra Large for Nintendo’s GameCube, Robotech Battlecry for Nintendo’s GameCube, Robotech: The Macross Saga for Nintendo’s Game Boy Advance, Shrek: Hassle in the Castle for Nintendo’s Game Boy Advance, and Masters of the Universe for Nintendo’s Game Boy Advance) during the quarter as compared to the release of two titles during the same quarter of the prior year. The new releases for the quarter ended December 31, 2002 accounted for 95% of net revenues, whereas the new releases for the quarter ended December 31, 2001 accounted for 44% of net revenues.

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  We recognized $581,621 of such fees from TDK Europe during the three months ended December 31, 2002 as compared to $660,000 during the three months ended December 31, 2001.  In the current quarter, we recognize republishing fees on a per unit basis, whereas in the prior year’s quarter we recognized republishing fees upon the deliverance of the gold master to TDK Europe.

          Co-publishing fees were recognized in connection with co-publishing and licensing agreements. We recognized co-publishing fees of $491,340 during the three months ended December 31, 2002 as compared to $546,388 during the three months ended December 31, 2001. The overall decrease is due primarily to lower sales of PC titles

          Cost of Sales – Cost of sales increased to $14,526,349 or 79% of net revenues for the three months ended December 31, 2002 as compared to $12,218,674 or 74% of net revenues for the three months ended December 31, 2001.  The increase is principally attributable to higher amortization including $575,000 of additional development costs written off in the current quarter on titles that were not performing up to expectations. The higher costs were also impacted by lower sales prices due to lower than expected demand of certain titles.  There was also an increase in costs reflecting costs associated with higher profile licenses.

          Internal Product Development – Product development costs increased to $229,671 for the three months ended December 31, 2002 or 1% of net revenues as compared to $160,552 during the three months ended December 31, 2001 or 1% of net revenues.  The increase is due to increased salaries and benefits costs related to an increase in personnel required to manage our growing base of titles and turnover costs.

          Sales and Marketing – Sales and marketing expenses increased to $2,554,114 or 14% of net revenues for the three months ended December 31, 2002 as compared to $2,176,627 or 13% of net revenues for the three months ended December 31, 2001.  The increase relates primarily to advertising and marketing ($274,000) for the launch of seven new titles during the current quarter compared to two new titles during the prior quarter.   There was also a decrease in sales commissions ($115,000) due to the reduction in the commission rate and an increase in sales not subject to commissions.  There was also an increase in personnel ($183,000) due to the increase in anticipated titles slated for the upcoming year.

          General and Administrative – General and administrative expenses increased to $1,358,904 for the three months ended December 31, 2002 as compared to $844,416 for the three months ended December 31, 2001.  The $514,000 increase is primarily attributable to the following items: increase bad debt expense related to increased sales ($207,000), increased compensation and personnel ($140,000), increased professional fees ($42,000), increased depreciation ($58,000), increased rent ($28,000), increased insurance costs ($21,000) and increased business taxes ($28,000)

          Interest Expense – Interest expense increased by approximately $163,000 to $392,000 during the three months ended December 31, 2002.  The increase relates to higher average borrowings during the current year quarter as compared to the prior year quarter and increased average interest rates.  The average interest rate for the current quarter was 6.41% whereas the average interest rate for the previous year’s quarter was 7.25%.

Nine months Ended December 31, 2002 Compared to the Nine months Ended December 31, 2001

          Net Revenues – Net revenues increased to $39,056,874 for the nine months ended December 31, 2002 as compared to $24,900,504 for the nine months ended December 31, 2001. The increase includes: increase in product sales of 14,441,036, an increase in co-publishing fees of $1,075,719 and lower foreign republishing fees received of $1,360,385.  The increase in product sales resulted primarily from the release of fourteen titles during the current period as compared to the release of six titles  during the same period of the prior year.  The new releases for the nine months ended December 31, 2002 accounted for 86% of net revenues, whereas the new releases for the nine months ended December 31, 2001 accounted for 89% of net revenues.

          Republishing fees were recognized in connection with a republishing and distribution agreement with TDK Europe, a related company.  We recognized $737,465 of such fees from TDK Europe during the nine months ended December 31, 2002 as compared to $2,097,850 during the nine months ended December 31, 2001.  In the current period, we recognize republishing fees on a per unit basis, whereas in the prior year we recognized republishing fees upon the delivery of the gold master to TDK Europe. We currently have approximately $1.7 million in unearned revenue at December 31, 2002 related to this agreement.

          Co-publishing fees were recognized in connection with co-publishing and licensing agreements. We recognized co-publishing fees of $1,622,107 during the nine months ended December 31, 2002 as compared to $546,388 during the nine months ended December 31, 2001.

          Cost of Sales – Cost of sales increased to $29,980,523 or 77% of net revenues for the nine months ended December 31, 2002, as compared to $18,234,331 or 73% of net revenues for the nine months ended December 31, 2001.  The increase is principally attributable to higher amortization including development costs written off in the current period on titles that were not performing up to expectations offset by the new releases which have a lower cost to sales ratio.

          Internal Product Development – Product development costs increased to $715,589 for the nine months ended December 31, 2002 or 2% of net revenues, as compared to $448,449 during the nine months ended December 31, 2001 or 2% of net revenues. The increase is due to increased salaries and benefits costs related to an increase in personnel required to manage our growing base of titles.

          Sales and Marketing – Sales and marketing expenses increased to $5,783,212 or 15% of net revenues for the nine months ended December 31, 2002, as compared to $3,463,794 or 14% of net revenues for the nine months ended December 31, 2001.  The increase relates primarily to advertising and marketing ($1,623,000) for the launch of new titles during the period, compared to six new titles launched during the prior year’s period.   There was also an increase in sales commissions ($141,000) related to the increase in sales during the current period offset by lower commission rate during the last quarter.  There was also an increase in personnel ($477,000) due to the increase in anticipated titles slated for the upcoming year.

          General and Administrative – General and administrative expenses increased to $3,661,388 for the nine months ended December 31, 2002, as compared to $1,984,466 for the nine months ended December 31, 2001.  The $1,677,000 increase is primarily attributable to the following items: increased compensation and personnel ($624,000), increased bad debt expense related to increase in sales ($362,000), increased professional fees ($216,000), increased rent and utilities ($154,000), moving costs ($18,000), increased depreciation ($119,000), increased travel costs ($65,000), increased business taxes (64,000) and increased insurance costs ($55,000).

          Interest Expense – Interest expense increased by approximately $514,000 to $925,000 during the nine months ended December 31, 2002.  The increase relates to higher average borrowings and higher average interest rates during the current year period as compared to the prior year period.  The average interest rate for the current period was 6.35% whereas the average interest rate for the previous year’s period was 7.91%.

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

          Our cash and cash equivalents amounted to $1,491,285 at December 31, 2002.  Cash utilized in operating activities for the nine months ended December 31, 2002 amounted to $5,910,778, compared to $13,373,786 during the nine months ended December 31, 2001.  The significant difference between the two periods represents a deferred revenue payment received of $5.0 million received in May 2002,  increases in accounts payable and accrued expenses ($1 million), and software development costs, net of amortization ($3.0 million), and a decrease in receivables ($4.0 million), offset by  a net increase of prepaid royalties ($3.7 million), an increase of prepaid expenses and inventory ($2.2 million).  Historically, we have not generated sufficient cash flow to fund our operations, and have had to rely on debt and equity financings to fund our operations.  At December 31, 2002, our working capital amounted to $893,534.

          On April 30, 2002, we signed an agreement with TDK USA, a related party, to extend and expand our existing loan and security agreement.  The agreement matures on March 31, 2003 and provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $30 million, $10 million of which is at the discretion of TDK USA.  As of January 31, 2003, the balance outstanding under this facility amounted to $21.7 million at an interest rate of 5.87%.

          The agreement, as amended, requires us to maintain: (i) a current ratio of 0.85 to 1.00 at the end of each calendar quarter; (ii) an interest coverage ratio of 1.50 to 1.00 as of December 31, 2002 and (iii) maintain a net sales to net assets (as defined) ratio of not less than 1.20 to 1.00 at the end of each calendar quarter.  As of December 31, 2002 we were not in compliance with the interest coverage ratio.  On January 30, 2003 TDK USA issued a waiver for this requirement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with variable interest rates on borrowings.  We estimate that a 10% increase in interest rates would impact our results of operations by approximately $39,000 and $93,000for the three months and nine months ended December 31, 2002 and by approximately $23,000 and $41,000 for the three months and nine months ended December 31, 2001.  We have no fixed rate debt.  We do not have exposure to foreign currency or commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

           (a)  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to TDK Mediactive, Inc. and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

TDK MEDIACTIVE, INC.

By:	/s/ VINCENT J. BITETTI	Date February 12, 2003

Vincent J. Bitetti
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARTIN G. PARAVATO	Date: February 12, 2003

Martin G. Paravato
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)