Form 10-K
period 2003-03-31
TDK MEDIACTIVE INC
filed 2003-06-30
CIK 907237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28604

TDK MEDIACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4373 Park Terrace Drive Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 707-7063

(Issuer’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and such disclosure will not be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act  ☐

The aggregate market value of the common stock of the Issuer (the “Common Stock”) held by nonaffiliates, based on the market price at September 30, 2002, was approximately $7,873,282. As of June 26, 2003, there were 23,005,885 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Issuer’s definitive proxy statement, to be delivered to its stockholders in connection with the Issuer’s 2003 Annual Meeting of Stockholders, are incorporated by reference to Part III herein.

TDK Mediactive, Inc.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Year Ended March 31, 2003

ITEMS IN FORM 10-K

Facing page

This Annual Report on Form 10-K contains, or incorporates by reference, certain statements that may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to TDK Mediactive, Inc. (the “Company”). Forward-looking statements give our expectations of forecast of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “estimate,” “expect,” “project,” “plan,” “believe,” “anticipate” “intend,” and other words and terms of similar meanings in connection with disclosures of future operating or financial performance. In particular, these statements relate to future actions, prospective performance or results of current and anticipated products, sales, efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

All of the forward-looking statements contained in this Annual Report on Form 10-K or in other TDK Mediactive publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual or future results. Consequently, no forward-looking statement can be guaranteed. Our actual results may vary materially and there are no guarantees about the performance of our publicly traded securities. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Future disclosures on related subjects in our reports to the Securities and Exchange Commission may update some of our disclosures (including Forms 10-K and 8-K filed in the future) contained herein. Some of the facts that could cause uncertainties are described under the caption “Factors That May Affect Future Performance.”

PART I

Item 1.	BUSINESS

Introduction

We are engaged primarily in developing, publishing, distributing, and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing, and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers on a case -by -case basis. We currently publish – or intend to publish – titles for Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance and Nintendo Game Boy Color. Our first wireless cell-phone game will launch in the fall of 2003. We intend to support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzles, role-playing, simulation, sports, and strategy. Our major retail customers include Toys “R” Us, Wal-Mart, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains, specialty retailers, and distributors. During the year ended March 31, 2003, sales to two of our customers, Toys “R” Us and Wal-Mart each exceeded 10% of consolidated revenues.

We were initially incorporated in California in 1990 under the name “Sound Source Interactive, Inc.” On May 16, 1994, Sound Source Interactive, Inc. merged with Basic Science Associates, Inc., a publicly held Delaware corporation. The merger was accounted for as a reverse acquisition because stockholders of Sound Source maintained control of the surviving entity, Basic Science. Concurrent with the merger, Basic Science changed its name to Sound Source Interactive, Inc. (a Delaware corporation). During September and November 2000, we sold 16,667,000 shares of our common stock to TDK U.S.A. Corporation, which thereby acquired an approximately 74% controlling interest in our Company. TDK USA is a wholly owned subsidiary of TDK Corporation, a publicly traded Japanese corporation. We then changed our name to “TDK Mediactive, Inc.” Our principal executive offices are located at 4373 Park Terrace Drive, Westlake Village, California 91361, and our telephone number is (818) 707-7063. Our web site is at www.tdkm.com.

Our objective is to harness the substantial growth predicted for the interactive gaming industry and become a leading publisher of high quality entertainment software for all the primary game consoles and handheld systems. To achieve this objective, we intend to:

•	Leverage the substantial experience and expertise across our team of approximately 52 full-time employees, representing all facets of the interactive gaming industry, including professionals from most of the leading interactive game publishers;

•	Focus on developing products based on strong licensed intellectual content and brands from a variety of entertainment industry and other sources, each offering either high visibility and/or targeted consumer recognition and affinity;

•	Focus our development efforts principally on the T for Teen and E for Everyone game ratings that reach very broad audiences;

•	Target a diverse base of demographics, properties, and game platforms to provide a truly diversified base of titles and revenues;

•	Expand our base of licensor, development, and distribution partnerships, leveraging each partners respective strengths while managing the process with our in-house teams;

•	Leverage our brand and product recognition worldwide; and

•	Pursue strategic alliances, joint ventures, and acquisitions where prudent.

Most of our products are based on the licensed content of major motion picture studios and other intellectual property holders including DreamWorks SKG, Vivendi-Universal Studios, Mattel, Inc., Classic Media, DC Comics, Hallmark Entertainment Distribution LLC, BDSP Inc., The Jim Henson Company, General Motors Corporation, Disney Interactive, Atari, and others. Our license agreements for existing products and new products under development include Pirates of the Carribean, Haunted Mansion, Shrek™, Robotech™, Star Trek™, Tonka™, Corvette™, Aquaman™ Dinotopia™, and Scaler™, a license that we recently acquired a 50% interest.

The licensing contracts with the licensors/studios are generally of three to five years in duration. The licenses are usually exclusive, worldwide, and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. We typically seek licenses that have strong brand awareness worldwide and/or franchises that receive or are expected to receive, licensor support.

In addition to the CD-ROM media format, many of the licenses allow for DVD and dedicated game console formats such as the Sony PlayStation, PlayStation2, Microsoft Xbox, and proprietary disc formats such as Nintendo GameCube. In addition, handheld systems such as Nintendo Game Boy (Color and Advance), PDA (personal digital assistant), pocket personal computers, and cellular phone rights are included in some license agreements.

Arrangements with Major Platform Manufacturers

We have entered into license agreements with Sony, Microsoft, and Nintendo to develop and publish software in for the PlayStation, PlayStation 2, Xbox, Game Boy Advance, Game Boy Color, and Nintendo GameCube. We are not required to obtain any licenses to develop titles for the PC (CDROM).

On June 2, 2002 we signed a license agreement with Sony Entertainment Corporation of America to develop and publish Sony PlayStation titles. On June 8, 2000 we signed a license agreement to develop and publish titles for the Sony PlayStation2 Computer Entertainment System. We are also an authorized developer and publisher for the Microsoft Xbox and Nintendo gaming systems and are anticipating adding other interactive formats such as new wireless technologies such as cellular phone and broadband delivered consumer-based entertainment.

The following sets forth information with respect to our platform licenses:

MICROSOFT XBOX

•	Signed: 10/17/00
•	Effective Date: 9/28/00
•	Term: November 2004

NINTENDO GAME BOY ADVANCE

•	Signed: 6/14/01
•	Effective Date: 6/14/01
•	Term: June 2004

NINTENDO GAMECUBE

•	Signed: 11/9/01
•	Effective Date: 11/9/01
•	Term: November 2004

SONY PlayStation

•	Signed: 6/11/02
•	Effective Date: 9/11/02
•	Term: Ends September 2006

SONY PlayStation 2

•	Signed: 6/8/00
•	Effective Date: 6/7/00
•	Term: Ends on 3/31/04 and automatically extends for additional one-year terms

On May 23, 2002, we announced a strategic agreement with Activision. The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks Pictures’ blockbuster Academy Award® winning feature film “Shrek.” The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel scheduled for June 2004. Additionally, TDK Mediactive and Activision have agreed to co-develop and co-publish Star Trek – Shattered Universe to be launched on Xbox and PlayStation 2 platforms in the fall of 2003. Throughout the co-publishing relationship TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources, and global brands.

The Industry

A large and growing installed base of video game consoles and advanced PCs combined with expanding game player demographics have driven demand for interactive entertainment software in recent years. According to US Bancorp Piper Jaffray, US sales of console games, and games for the PC will increase to $7.4 Billion up approximately 12% over 2002. In addition US sales of consoles are expected to approximate 21 million units during 2003, the same number during 2002.

Demand for interactive entertainment software is expected to increase due to increasing penetration of PC and next-generation console platforms. The International Data Corporation (IDC) estimates that approximately 53% of all households in the United States own a PC. According to IDC, the household penetration rate for video game consoles is approximately 46%, and is expected to increase.

The interactive entertainment software industry has transitioned to next-generation platforms that began with the release of Sony’s PlayStation 2 in 2000 and continued with the release of Microsoft’s Xbox and Nintendo’s

GameCube™ in 2001. Demand for these new platforms is significant due to their ability to offer one or more of the following features:

•	More powerful and realistic graphics and game play through 128-bit technology;

•	Backwards compatibility (the ability to play the platforms’ previous generation of games); and

•	Broad entertainment capabilities, including Internet access and the ability to watch DVD movies and play compact discs.

Interactive entertainment software has also increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to IDSA, the average age of Americans who play video games is 28, of which 43% are female. Additional catalysts for growth include mass market penetration of budget titles, the emergence of non-traditional retail channels such as drug stores and supermarkets and price reductions for hardware platforms.

Scheduled Product Releases

The following tables set forth, for each platform, the titles we expect to release during our fiscal year ending March 31, 2004. We cannot assure you that each of the titles anticipated for release will be released when scheduled, if ever.

Property / Title	Xbox	PS2	G-Cube	GBA	PC CD ROM
Aquaman / tba	Q2’04		Q2’04
Corvette	Q2’04	Q2’04		Q2’04	tba
Dinotopia / The Sunstone Odyssey	Q2’04		Q2’04
Haunted Mansion	Q3’04	Q3’04	Q3’04	Q3’04	tba
Masters of Universe He-Man / Defender of Greyskull	Q3’04	Q3’04	Q3’04		tba
Muppets / Party Cruise		Q3’04	Q3’04	Q3’04	tba
Pirates of the Caribbean / tba				Q2’04
Shrek Party			Q1’04
Shrek Reekin Havoc				Q2’04
Spy vs Spy / tba	Q4’04	Q4’04
Star Trek / Scattered Universe	Q2’04	Q2’04
Tonka / Rescue Patrol			Q2’04
UFC / Sudden Impact		Q4’04

tba = title to be announced

Marketing, Sales and Distribution

North American Sales – Our North American Sales structure consists of a national Executive Vice President, regional company representatives and internal support personnel for distribution and Canadian accounts and sales and retail marketing tracking and sell through administration in house. In addition, we also utilize independent manufacturers’ representatives and select independent distributors to reach new or alternative sales channels that are managed by our internal team.

International Sales – The majority of our international business is conducted via a republishing and distribution agreement dated February 28, 2000 with TDK Recording Media Europe, SA (“TDK Europe”), a wholly owned subsidiary of TDK Corporation, an affiliated company pursuant to which TDK Europe distributes our software titles throughout Europe and other territories. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes, and collateral materials, as well as all costs of replication, marketing, warehousing, and fulfillment, are borne by TDK Europe. The success of the localization is dependent upon the international appeal of certain of our products, growth of the interactive software market internationally, the ability to successfully localize and market the products and the ability to continue to obtain licenses with worldwide appeal. Effective November 1, 2002 we signed a new agreement with TDK Europe whereby TDK Europe will have an non-exclusive right to distribute selected software titles offered by us and accepted by TDK Europe. The new agreement with TDK Europe, that supersedes the previous agreement, extends through July 31, 2004.

Sales and Marketing – By offering a portfolio of products, we believe that we can provide retailers with an assortment of titles in categories of interest to consumers. We also support our retailers, where applicable, by setting up special displays, end caps, and kiosks, executing targeted promotions and analyzing sales trends to help build incremental sales. We are currently developing a variety of cross-marketing promotional programs with the movie studio licensors and other licensees of movie, television, literary works, and direct to video titles. These promotional programs may include discount coupons for products in videocassettes, movie trailers in our software products, and promotional contests with various motion picture studios. We are actively seeking additional cross-promotion opportunities. We believe that we can generate additional revenues through our involvement in cross-promotional efforts with studio partners, other licensees and direct sale programs, although there can be no assurance that this will occur.

Drawing upon established consumer marketing techniques, our marketing department creates and executes high-impact merchandising programs with the goal of maximizing each product’s retail exposure. We believe that consumer-driven marketing, high perceived value, competitive price points, and easily identifiable packaging that emphasizes high-impact design and concise non-technical product information, lead to higher visibility and impulse purchases of our products in retail stores.

We provide product and technical support to our customers by telephone and on-line via our web site at at www.tdkm.com. Customer feedback is shared among other support representatives and made available to product managers and producers for development of future products.

Revenue Fluctuations and Seasonality – We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the quarter ending December 31st (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand. Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title. The other platforms support disc-based products that have significantly lower per unit manufacturing costs than cartridge-based products; however, they have higher development costs than cartridge-based products.

Development

We seek to develop a broad line of products in sustainable market categories in which a reasonable market share can be obtained. We believe that our development model is consistent with industry standards, including high product quality, reliable delivery schedules, cost containment and controlled capital investment risk.

Our in-house producers oversee the development of various products from conception through completion, and control the content, design, scope, and development schedule. New product ideas are evaluated with each licensor based upon upcoming theatrical and/or video and book releases, television programming, market research on the subject matter, the type and demographics of the target consumer, and the existence and characteristics of competitive products. We seek to design new products that incorporate all of the important functions and features of the leading competitive products. Once a product is approved for development, a detailed design specification is created that includes the product’s features and a user interface that is consistent with our other products. Whenever practical, the software is designed to incorporate technology used in existing products in an effort to shorten the development cycle and improve quality and consistency. The overall product, including documentation, is designed to achieve a manufacturing specification that will enable us to meet margin requirements at consumer price points.

Our producers then commence the development of the project through independent external developers who utilize a team of programmers, sound engineers, artists, animators, designers, and writers. Internal development efforts are focused primarily on product design and features, consistent user interfaces and product quality consistency, play balancing and testing. Development costs associated with externally licensed technology are sometimes partially paid by royalties based on net sales that lowers our investment risk. Our agreements with independent developers normally grant us an exclusive worldwide license to use the developers’ source code. We expect to continue to outsource product development to qualified sources for the foreseeable future.

Products under development are extensively tested by our internal quality assurance department, and must be approved by the licensor(s) before being released for production. The quality assurance department tests for “fun factor”, bugs, functionality and ease-of-use. Producers are also responsible for reviewing customer feedback, competitive products, product performance, and market positioning in order to introduce features that keep abreast of consumer tastes and trends.

We currently are the licensee under technology licenses with Microsoft Corp., Sony Entertainment Corporation of America and Nintendo of America. We utilize technology provided by these licensors to develop and operate several of our products.

Personal computer titles are currently being developed under a co-publishing model. We co-develop and co-publish select titles on a case-by-case basis. We have co-published personal computer titles with Activision Value, a subsidiary of Activision, Inc.

Manufacturing

Other than games that we release on PCs, all of our home interactive entertainment products are manufactured for us by the manufacturers or their authorized vendors. We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer and prepaying the manufacturer, opening either a letter of credit in favor of the manufacturer or utilizing credit granted by the manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures, and packaging designs, for approval, defect testing, and manufacture. Nintendo typically delivers products to us within 15 to 60 days of its receipt of an order and a payment or corresponding letter of credit and Sony typically delivers products to us within 10 to 24 days. Microsoft’s authorized vendors typically deliver products to us within 10 to 15 days.

We are required by the platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material claims, but there is no guarantee that we will not experience claims in the future.

Operations

We control all purchasing, inventory, scheduling, order processing, and accounting functions related to our operations, with all production and warehousing performed by independent contractors in accordance with our specifications. We intend to continue to invest in additional management information systems and other capital equipment that we believe to be necessary to achieve operational efficiencies and support increasing sales volumes.

Our designated outside developers prepare master software discs and user manuals. Packaging design, duplication, printing of documentation, and packaging, as well as the assembly of purchased components and/or the shipment of finished products, are performed by third parties in accordance with our and/or technology licensor specifications. We have multiple sources for most components, with assembly and shipping currently performed by several independent fulfillment houses. To date, we have not experienced any material difficulties or delays in the production and assembly of our products.

Competition

The market for consumer software products is intensely and increasingly competitive. Our competitors range from companies with limited resources to companies with substantially greater financial, technical and marketing resources than those of ours. Existing consumer software companies have broadened their product lines and compete with us. In addition, new competitors, including computer hardware and software manufacturers, diversified media companies, toy companies, and the platform licensors, have entered the consumer software market, resulting in greater competition for us.

Only a small percentage of products introduced in the consumer software market achieve any degree of, or have sustained, market acceptance. Principal competitive factors in marketing consumer software include product features, quality, reliability, trade name, and licensed title recognition, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, price, and the availability and quality of support services. We believe that we compete effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-use, merchandising, access to distribution channels, retail shelf space and price.

In addition to manufacturers, our competitors include Activision, Inc., Electronic Arts Inc., Take-Two Interactive Software, Inc., THQ, UBI Soft, Eidos, Vivendi-Universal, Acclaim, Konomi, and Atari. Each of the manufacturers has a broader software line and greater financial, marketing, and other resources than us, as do some of our other competitors. Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

At various times, toy companies, large software companies, movie studios, and others have entered the video game market resulting in greater competition for us. Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

Competition is intense among an increasing number of newly introduced entertainment software titles and hardware systems for adequate levels of limited retail shelf space and promotional support and resources. Competition for retail shelf space is expected to increase and may require us to increase our marketing expenditures from time to time to maintain sales of our titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins.

In addition, the market for our products is characterized by significant price competition, and we may face increasing pricing pressures from our current and future competitors. Accordingly, these competitive pressures have, from time to time, required us to reduce our prices on certain products. Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue. Prolonged price competition, increased marketing costs, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

Proprietary Rights and Licenses

We regard our software as proprietary and rely primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements, and other methods to protect our proprietary rights.

Our products are based primarily upon the licensed content of major motion picture studios and other intellectual property rights holders. All such license agreements to which we currently are a party are for fixed terms that expire over the next five to seven years. Provided that we are in compliance with all requirements of each license, including most significantly that we have satisfied the applicable minimum royalty guarantees, the licensor cannot prematurely cancel a license.

Employees

As of June 26, 2003, we had 52 full-time employees, including 14 employees in sales, and marketing, 26 employees in product development and customer support, and 12 employees in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Recent Developments

We recently entered into a financial advisory services agreement with Europlay Capital Advisors, a Los Angeles, California-based private advisory firm specializing in media and entertainment companies. Europlay, which specializes in the interactive entertainment industry and cross-border media transactions, will assist us in developing, structuring, and securing alternative sources of capital and financing or other strategic alternatives. Such alternatives may include, but are not limited to the sale, merger, consolidation, recapitalization or spin-off of the business, securities or assets of the Company.

Item 2.	PROPERTIES

In May 2002 we signed a lease for our corporate office in Westlake Village, Los Angeles County California. Our facility lease of approximately 14,600 square feet expires on February 28, 2006. We currently expect that this facility will be sufficient for our needs at least through the term of the lease.

Item 3.	LEGAL PROCEEDINGS

Although we may be a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

EXECUTIVE OFFICERS

The names of our executive officers and their ages as of March 31, 2003 are shown below:

Vincent J. Bitetti (48), Chief Executive Officer. Mr. Bitetti has over 14 years of executive experience in the interactive entertainment industry and possesses a very strong track record of identifying, securing and building powerful interactive entertainment brands including Ultimate Fighting Championship, Haunted Mansion, Star Trek, Shrek, Robotech and others. Mr. Bitetti was the co-architect of TDK Mediactive’s move into the console gaming space and TDK USA Corp.’s strategic majority investment in the Company in 2000. He has completed numerous global licensing, republishing, co-publishing and distribution agreements while also building a very strong, proven senior management team. In 1988 he founded the predecessor to TDK Mediactive, Sound Source Interactive, Inc. and served as its President and CEO from its formation. He has been a director and the CEO of TDK Mediactive since 1994. Mr. Bitetti serves as Executive Producer for all game projects.

Shin Tanabe (50), President and Chief Operating Officer. Mr. Tanabe brings over 25 years of operations, sales and marketing experience, including 20 years at divisions within TDK, to his role as President and COO of TDK Mediactive. As Executive Director of TDK Recording Media Europe, SA from April 1999 through December 2000, he built a strong business based on localizing entertainment, edutainment and music content for European markets. It was in this role that Messrs. Tanabe and Bitetti developed the plan to refocus Sound Source on the fast growing console video game market, fueled by TDK’s strategic majority investment. In December 2000 Mr. Tanabe was appointed President and COO of TDK Mediactive. Previously, Mr. Tanabe served as TDK Europe’s Recording Media Marketing Director from June 1991 to May 1995, where he supported that business’s expansion, directing product planning, advertising, and new business feasibility studies. He was then elevated to Sales Executive Director of TDK Europe’s Recording Media division, (June 1995 to March 1999) where he was responsible for sales and the P&L for over 30 European countries.

Martin G. Paravato (61), Chief Financial Officer, Mr. Paravato has 29 years of experience in public accounting. From 1980 to 1996 he was a partner at BDO Seidman, LLP, an international accounting firm, where he specialized in servicing publicly held companies. From 1996 to 1998, Mr. Paravato served as Senior Vice President-Finance and Special Projects of Koo Koo Roo, Inc., a publicly traded quick service food restaurant chain. Mr. Paravato also served as chief financial officer of an international courier package delivery company from June 1998 through November 1999. From November 1999 until joining TDK Mediactive in December 2000, he served as chief financial officer of a privately held telecommunications company. Mr. Paravato holds a Bachelor of Science degree in Accounting from California State University, Northridge and is a Certified Public Accountant and a member of the American Institute and California Societies of CPAs.

Daniel Kletzky (56), Executive Vice President of Business Development, Mr. Kletzky joined TDK Mediactive in September 2002. Prior to joining the company, Mr. Kletzky operated Entertainment Licensing Associates Ltd. (ELA) a privately held licensing firm for popular entertainment properties which he founded in 1991. In addition to his licensing activities, Mr. Kletzky produced several animated television series. More recently, Kletzky served as executive producer of the RESIDENT EVIL live action motion picture and will be serving as executive producer of the upcoming HOUSE OF THE DEAD (Sega) and DEAD OR ALIVE (Tecmo) game-to-film adaptations. Prior to forming ELA, Kletzky held various executive positions at Warner Bros’ consumer products divisions both in New York and Los Angeles. Before joining Warner Bros. Kletzky practiced law in New York City.

Michael Devine (44), Executive Vice President of Sales and Marketing, Mr. Devine joined TDK Mediactive in January 2002. From 1995 to 2001, Mr. Devine served in various sales capacities including Director of National Accounts, Director of Sales and Vice President of Sales while at The 3DO Company, a publicly-traded video game company from 1995 to 2001. Mr. Devine was co-founder and President of Game America, a privately held video game distribution company from 1992 to 1995. Mr. Devine also served as a Sales Manager and Video Game buyer for CSD Distribution, a privately-held consumer electronics company from 1988 to 1992. Mr. Devine holds a Bachelor of Arts degree in American Studies from Pitzer College in Claremont, California.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol “TDKM.OB. The following table sets forth the range of the bid prices for our common stock during the periods indicated and may not represent actual transactions.

Common Stock		High	Low
2001	First Calendar Quarter	$0.40	$0.27
	Second Calendar Quarter	$1.17	$0.21
	Third Calendar Quarter	$1.01	$0.57
	Fourth Calendar Quarter	$1.75	$0.90
2002	First Calendar Quarter	$2.08	$1.04
	Second Calendar Quarter	$2.68	$1.06
	Third Calendar Quarter	$1.91	$1.35
	Fourth Calendar Quarter	$1.62	$0.64
2003	First Calendar Quarter	$0.75	$0.27
	Second Calendar Quarter (through June 26, 2003)	$0.70	$0.29

Holders

As of June 26, 2003, there were approximately 173 holders of record of our common stock. Nominees who hold stock certificates for an unknown number of beneficial owners hold most such securities in street name.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2003 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a)
Plan Category
Equity compensation plans approved by security holders	1,193	$0.82	920
Equity compensation plans not approved by security holders	0	na	0

Total	1,193	$0.82	920

In March and April 2003, our Board of Directors approved a 3.0 million increase to the total number of shares available for distribution under the Company’s 1995 Stock Option Plan. Incentive stock options under the 1995 Plan are limited to persons who are employees of the Company and may not be granted at a price less than 100% of the fair value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant). The term of each option may not exceed 10 years from the date of grant (five years for 10% stockholders). The committee on a case-by-case basis determines vesting of the options, and the options are not exercisable unless the holder is currently employed with the Company. The increase will be submitted to the Company’s shareholders for approval at the next meeting of stockholders.

See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan.

Item 6.	SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

STATEMENT OF OPERATIONS DATA

(In thousands except per share data)

	Year ended March 31,		Nine Months Ended March 31,	Year ended June 30,
	2003	2002	2001	2000	1999
Net revenues	$42,218	$31,464	$6,157	$2,623	$4,625
Costs and expenses:
Cost of sales	36,408	22,945	4,082	2,944	3,176
Sales and marketing	921	4,551	1,044	789	2,177
Product development	7,350	641	425	549	1,357
General and administrative	4,592	2,546	1,690	1,550	1,829

Total costs and expenses	49,271	30,683	7,241	5,832	8,539

Income (loss) from operations	(7,053)	781	(1,084)	(3,209)	(3,914)
Interest income (expense)—net	(1,245)	(611)	10	(57)	(64)
Other income (expense)	—	—	209	(8)	2

Income (loss) before taxes on income	(8,298)	170	(865)	(3,274)	(3,976)
Net income (loss)	$(8,300)	$168	$(867)	$(3,276)	$(3,978)

Basic net income (loss) per share	$(0.36)	$0.01	$(0.06)	$(0.55)	$(0.68)

Diluted net income (loss) per share	$(0.36)	$0.01	$(0.06)	$(0.55)	$(0.68)

Shares used in per share calculation – basic	22,947	22,877	14,963	5,908	5,817

Shares used in per share calculation – diluted	22,947	23,386	14,963	5,908	5,817

BALANCE SHEET DATA

(In Thousands)

	March 31,			June 30,
	2003	2002	2001	2000	1999
Working capital (deficiency)	$(5,063)	$(1,477)	$176	$(1,363)	$(823)
Total assets	30,214	20,523	7,447	2,817	3,530
Loan payable to related entity	23,785	14,199	410	—	—
Shareholders’ deficit	(9,031)	(734)	(988)	(5,126)	(1,864)

Effective March 31, 2001, we changed our fiscal year end from June 30th to March 31st.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized costs, we expense such costs to royalty expense that is included in cost of sales. If actual revenues or revised forecasted units fall below initial forecasted units, the charge to royalty expense may be larger than anticipated in any given quarter. As of March 31, 2003, the net carrying value of our licenses was $ 9.5 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software development costs – Software development costs include payments made to independent software developers under agreements for the development of products for the company. We account for such software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. All other internal development costs are expensed as incurred.

Capitalized software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as additional software development amortization in the period the impairment is identified. Such losses are solely attributable to changes in market conditions or product quality considerations. If actual or revised forecasted units fall below initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2003, the net carrying value of our software development was $ 12.6 million. If we were required to write off software development costs, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Revenue recognition – Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. In December 1999, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) that outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

Product Sales: Direct-to-customer sales are recognized when title and risk of loss passes to the customers and are recorded net of discounts, allowances,, and estimated merchandise returns. Although we sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. While we have no obligation to perform future services subsequent to shipment, we provide telephone customer support as an accommodation to purchasers of products for a limited time. Costs associated with this effort are charged to cost of sales as incurred in our consolidated statements of operations.

Allowances for price protection, returns, and doubtful accounts. Product sales are recognized net of allowances for price protection and returns, and various anticipated customer discounts. Although we sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We may decide to provide price protection or allow returns for our products after we analyze

•	Inventory remaining in the retail channel;
•	The rate of inventory sell-through in the retail channel; and
•	Our remaining inventory on hand.

We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. In addition, management monitors the volume of our sales to retailers and distributors and their inventories because substantial overstocking in the distribution channel can result in the requirement for substantial price protection or high returns in subsequent periods. Price protection and returns in future periods are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change and impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual price protection and returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, management must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. Management analyzes customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if management made different judgments or utilized different estimates. If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations could be adversely impacted.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements, as we have not initiated any exit or disposal activities.

In November 2002, FASB issued Interpretation (“FIN”) No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of FIN No. 45 did not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. Currently, we do not expect to adopt SFAS No. 123 related to the expensing of the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

Results of Operations

Comparison of the Years Ended March 31, 2003 and 2002

Net Revenues. Net revenues increased 34% from $31.5 million for the year ended March 31, 2002 to $42.2 million for the year ended March 31, 2003. Product sales increased by 42% from $27.5 million in 2002 to $39.0 million in 2003. The increase is entirely attributed to increased sales of interactive software for video game platforms as follows: PlayStation2 ($9.7 million), Xbox ($2.3 million), Game Boy Advance ($742,000); and Game Cube ($7.4 million), partially offset by a decrease in PlayStation ($458,000); Game Boy Color ($7.4 million); and PC CD-ROM ($1.5 million). We have established reserves for price protection and returns and various anticipated customer discounts that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell-through rates.

Republishing and distribution fees decreased from $4.0 million for the year ended March 31, 2002 to $3.2 million for the year ended March 31, 2003. This decrease is mainly attributed a decline in revenue under our republishing and distribution agreement with TDK Europe, a related entity. We recognized $1.5 million of such revenue during the year ended March 31, 2003 as compared to $3.0 million during the year ended March 31, 2002. At March 31, 2003 we have $931,000 in deferred revenue related to this agreement with TDK Europe that extends through July 31, 2004.

Cost of Sales. Cost of sales is composed of cost of purchased product, amortization of software development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $22.9 million for the year ended March 31, 2002 to $36.4 million for the year ended March 31, 2003, and increased from 73% to 86% of net revenues. Cost of purchased product and platform royalties decreased from 47% to 44% of net revenues as a result of certain console owners lowering their royalty rates. Amortization of software development cost increased from 13% to 29% of net revenues primarily due to the write-off of approximately $2.0 million in the current year of abandoned or cancelled titles.

General and Administrative. General and administrative costs increased from $2.5 million during the year ended March 31, 2002 to $4.6 million during the year ended March 31, 2003 and increased as a percentage of net revenues from 8% to 10%. The $1.9 million increase is primarily attributable to the following major components (i) increased payroll and related costs ($830,000); (ii) increased bad debt expense ($500,000); (iii) higher depreciation ($178,000); (iv) higher professional fees ($210,000); (v) higher insurance costs ($80,000); and (vi) increased rent ($86,000).

Internal Product Development. Internal product development expenses increased from $641,000 during the year ended March 31, 2002 to $921,000 during the year ended March 31, 2003. As a percentage of net revenues, product development expenses remained constant at 2% in the current period compared to the prior period.

Sales and Marketing. Sales and marketing expenses increased from $4.6 million during the year ended March 31, 2002 to $7.4 million during the year ended March 31, 2003 and as a percentage of net revenues increased from 14% to 17%. The increase in expenses is primarily due to costs associated with higher volume and the expansion of our business from CD-ROM for personal computers to video game platforms. We anticipate that for the foreseeable future, marketing and sales expenses will continue to increase in the aggregate as we continue to distribute products directly to customers in North America. The $2.8 million increase is primarily attributable to the following major components: (i) increased advertising ($2.0 million); (ii) increased payroll and related costs ($733,000); and (iii) higher travel and entertainment cost ($80,000).

Other Income/Expense. During the year ended March 31, 2003 and 2002, other expense relates to interest expense. The interest was incurred in connection with borrowings under our loan agreement with TDK USA, a related entity. We expect that such borrowings and the associated interest expense will continue to grow, within the limits of the borrowing agreement, as our business grows and we borrow additional funds to finance such growth. See Liquidity and Capital Resources below.

Comparison of the Years Ended March 31, 2002 and 2001

Net Revenues. Net revenues increased 372% from $6.7 million for the 12 months March 31, 2001 to $31.5 million for the year ended March 31, 2002. Sales of our software products increased by 544% from $4.4 million in 2001 to $28.5 million in 2002. The increase is entirely attributed increased sales of interactive software for video game platforms as follows: PlayStation ($39,000); PlayStation2 ($2.2 million); Xbox ($6.0 million), Game Boy Advance ($6.5 million); and Game Boy Color ($9.7 million); partially offset by a decrease in PC CD-ROM sales of approximately $455,000. We have established reserves for product returns that we believe to be adequate based upon historical return data, analysis of current customer inventory levels, and sell-through rates.

We also recognized republishing fees in connection with a republishing and distribution agreement with TDK Europe. Revenue is recognized when certain milestones and passage of time have occurred. We recognized $3.0 million of such revenue during the year ended March 31, 2002 as compared to $1.8 million during the 12 months ended March 31, 2001.

Cost of Sales. Cost of sales is composed of cost of purchased product, amortization of development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $4.9 million during the 12 months ended March 31, 2001 to $22.9 million during the year ended March 31, 2002, but remained constant at 73% of net revenues. Cost of sales associated with sales of video game software decreased as a percentage of video game software sales from 110% during the 12 months ended March 31, 2001 to 83% during the year ended March 31, 2002. The improvement results primarily from higher volume.

General and Administrative. General and administrative costs increased from $2.1 million during the 12 months ended March 31, 2001 to $2.5 million during the year ended March 31, 2002 but decreased as a percentage of net revenues from 31% to 8%. The reduction as a percentage of net revenues is due to the higher volume. The $467,000 increase is primarily attributable to the following major components (i) increased payroll and related costs ($190,000); (ii) higher depreciation ($68,000); (iii) higher professional fees ($45,000); (iv) higher insurance costs ($40,000); and (v) increased travel costs ($36,000).

Internal Product Development. Internal product development expenses increased from $498,000 during the 12 months ended March 31, 2001 to $641,000 during the year ended March 31, 2002. As a percentage of net revenues, product development expenses decreased from 7% in the prior period to 2% during the current period. The improvement resulted from the significant increase in net revenues.

Sales and Marketing. Sales and marketing expenses increased from $1.1 million during the 12 months ended March 31, 2001 to $4.6 million during the year ended March 31, 2002 and as a percentage of net revenues decreased from 17% to 14%. The increase in expenses is primarily due to costs associated with higher volume and the expansion of our business from CD-ROM for personal computers to video game platforms.

Other Income/Expense. During the year ended March 31, 2002, other expense related to interest expense. The interest was incurred in connection with our line of credit. Other income during the 12 months ended March 31, 2001 is primarily due to a settlement entered into during the prior period with a major distributor relating to outstanding claims for disputed sales returns.

Liquidity and Capital Resources

We have incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $5.1 million at March 31, 2003 compared to negative working capital of approximately $1.5 million at March 31, 2002.

As of March 31, 2003, we had a loan and security agreement with TDK USA (“TDK USA”), an affiliated entity, providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $30.0 million. On April 30, 2003, we expanded and renewed our loan and security agreement with TDK USA. The renewal provides for a combination of cash advances and letters of credit to fund inventories not to exceed $37 million, $12 million of which is at the discretion of TDK USA. Previously, the loan and security agreement provided a total of $30 million in borrowings, $10 million of which was at the discretion of TDK USA. The loan will mature on March 31, 2004. As of June 1, 2003, the balance outstanding under this facility was $29.8 million, at a floating rate of prime plus 1.5% on the first $25.0 million of borrowings and prime plus 1.75% on borrowings in excess of $25.0 million.

The loan agreement does not require TDK USA to advance more than $25 million to us in fiscal 2004 or to advance any amounts to us thereafter, and there can be no assurance that TDK USA will do so. If TDK USA were to refuse to make such advances or to demand repayment of the loan upon its scheduled maturity date of March 31, 2004, we would need to obtain financing from other sources to satisfy our capital requirements. There can be no assurance that such financing would be available on terms acceptable to the Company, if at all.

The loan agreement requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003 and September 30, 2003, .6 to 1.00 at December 31, 2003 and .53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004. At March 31, 2003, we have an outstanding balance of approximately $23.8 million under the agreement at an interest rate of 5.87%

In addition to the credit available under the TDK USA agreement, our business plan indicates that we will need additional financing to fund any expansion of our business subsequent to March 31, 2004. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2004. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the agreement or to extend the agreement beyond the current maturity date of March 31, 2004. If we are unable to obtain additional financing or extend the agreement, we may have to curtail or revise our planned operations.

We recently entered into a financial advisory services agreement with Europlay Capital Advisors, a Los Angeles, California-based private advisory firm specializing in media and entertainment companies. Europlay, which specializes in the interactive entertainment industry and cross-border media transactions, will assist us in developing, structuring, and securing alternative sources of capital and financing or other strategic alternatives. Such alternatives may include, but are not limited to the sale, merger, consolidation, recapitalization or spin-off of the business, securities or assets of TDK Mediactive.

Guarantees and Commitments. We have entered into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements. Assuming all contractual provisions are met the total future minimum contract commitment for contracts in place as of March 31, 2003 is approximately $19.8 million. We also have various operating lease commitments of $898,000 expiring at various times through 2006. We also have various employee agreements with four employees that expire on various dates through November 2004. An agreement with one corporate officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2003 (in thousands):

Contractual Obligations and Commercial Commitments

Years Ended March 31,	License Guarantee	Software Development	Employee Agreements	Leases	Total
2004	$3,483	$12,480	$796	$277	17,036
2005	1,415	2,170	342	282	4,209
2006	50	0	0	312	362
2007	200	0	0	27	227

	$5,148	$14,650	$1,138	$898	$21,834

In addition we have advertising commitments under some of our major license agreements. We currently have 27 active license agreements of which 9 require a minimum advertising commitment. Two agreements specify that we must spend an aggregate of $600,000 during the current year; the other seven specify a minimum advertising commitment ranging from 8% to 10% of net sales with related to the respective license.

Factors That May Affect Future Performance

The statements that are not historical facts contained in this Annual Report on Form10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other SEC fillings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of TDK Mediactive:

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

We are engaged primarily in developing, publishing, distributing, and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing, and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers on a case-by-case basis via a co-publishing business model. It is difficult to evaluate our future prospects because we have a limited operating history and the market for our products is very competitive and rapidly evolving. Our prospects are uncertain and must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

Our future performance will depend upon a number of factors, including our ability to:

•	Expand our customer base;
•	Secure popular entertainment properties upon which to base future products;
•	Develop and enhance products in response to new interactive entertainment hardware platform releases, customer demand and competitive market conditions;
•	Expand our interactive entertainment software development and sales and marketing capabilities;
•	Expand our international operations;
•	Attract, retain, and motivate qualified personnel; and
•	Maintain adequate control of our expenses.

We have a history of operating losses. During our recent year ended March 31, 2003 we realized a net loss of $8.3 million. Prior to fiscal 2003, we incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $5.0 million at March 31, 2003 compared to negative working capital of approximately $1.5 million at March 31, 2002. We have an accumulated deficit as of March 31, 2003 of $29 million. We will need to generate significant revenues to be profitable. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If our revenues do not grow as quickly as we anticipate, or if our operating expenses exceed our expectations, our business would be severely harmed.

We must obtain additional capital to fund operations and finance growth. Our current loan and security agreement that matures in March 2004 limits the amounts that may be spent on new titles scheduled for launch during fiscal 2004 and 2005. In addition to the credit available under the TDK USA loan agreement; our business plan indicates that we will need additional financing to fund additional expansion. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2004. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the loan agreement or to extend the loan agreement beyond its current maturity date of March 31, 2004. If we are unable to obtain additional financing or extend the TDK USA loan agreement, we may have to curtail or revise our operations.

We are dependent on key personnel. Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. In particular, the loss of the services of Vincent J. Bitetti, our Chief Executive Officer, could have a material adverse effect on our operations. Mr. Bitetti has signed an employment agreement for the period ending November 27, 2004. Competition for highly skilled employees with technical, management, marketing, sales, creative product development, and other specialized training is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, there can be no assurance that employees will not leave TDK Mediactive or compete against us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our business, operating results and financial condition. We are the beneficiary of a $1.0 million life insurance policy on Mr. Bitetti, but do not currently maintain life insurance on any of our other key employees.

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

Our market is characterized by changing consumer preferences and short product life cycles. The interactive entertainment software market is characterized by short product life cycles, changing consumer preferences, and frequent introduction of new products. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. Consumer preferences for interactive entertainment software products are continually changing and are difficult to predict.

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

The technological advancements of the new hardware platforms also allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. We cannot assure you that, despite testing, errors will not be found in new products or releases after shipments have been made, resulting in loss of or delay in timely market acceptance, product returns, loss of revenues, and damage to our reputation.

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

The costs associated with the introduction of products for new hardware platforms, such as Nintendo GameCube, Sony’s PlayStation2, and Microsoft’s Xbox, could harm our business. We anticipate that it will be more costly to develop titles for new hardware platforms and believe the costs of developing and publishing titles for these hardware platforms may require greater financial and technical resources than prior development and publishing efforts. Additionally, during periods of new technology introductions, forecasting our revenues and earnings is more difficult than in more stable or rising product markets.

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

If product returns and price concessions exceed allowances, we may incur losses. We are exposed to the risk of product returns and price concessions with respect to our customers. The decrease in demand for products based upon older hardware platforms may lead to a high level of product returns and price allowances. If the consumers demand for a specific titles falls below expectations or significantly declines below previous rates of sale then, a price concession or credit may be negotiated to spur further sales. Product returns and price concessions that exceed our expectations could harm our business. We believe that as of March 31, 2003 our allowances for future returns and price concessions are adequate but we cannot guarantee the adequacy of current or future allowances.

A substantial portion of our revenues has been derived from a limited number of products. To date, a substantial portion of our revenues have been derived from a limited number of products. Sales of Robotech: Battlecry for Playstation 2 and Xbox and Shrek: Hassle in the Castle for Game Boy Advance accounted for 39% of our net revenue for the year ended March 31, 2003. Sales of Shrek “Fairy Tale FreakDown”, Shrek for Xbox and Shrek Kart accounted for 60% of our net revenues for the year ended March 31, 2002. If we fail to replace these titles with additional products generating significant revenues, our business will be harmed.

Over 41% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us. Revenues from our four largest customers collectively accounted for 41% of our net revenues for the year ended March 31, 2003 as compared to 46% from our four largest customers for the year ended March 31, 2002. Our largest customers for the year ended March 31, 2003 were Toys “R” Us and Wal-Mart, each of which accounted for over 10% of our net revenues. We have no written agreements or other understandings with any of our customers that relate to future purchases, so purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

We cannot publish our interactive entertainment software titles without the approval of hardware manufacturers. Our ability to continue to develop and market our titles is dependent on the hardware manufacturers continuing to do business with us. We are wholly dependent on the manufacturers of interactive entertainment hardware platforms and our ability to obtain or maintain nonexclusive licenses with them, both for the right to publish and manufacture titles for their hardware platforms. We are required to obtain a license to develop and publish titles for each hardware platform for which we develop and publish titles. Each license specifies the territory to which it applies, and such licenses range from as broad as worldwide distribution to as narrow as approval on a title-by-title and country by country basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our revenues from titles for these hardware platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform. License agreements relating to these rights generally extend for a term of three to five years. The agreements are terminable upon the occurrence of a number of factors, including: (i) breach of the agreement by us; (ii) our bankruptcy or insolvency; or (iii) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

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

We are dependent on third party interactive entertainment software developers for developing and completing many of our titles. We rely on third party interactive entertainment software developers for the development of our interactive entertainment software titles. Quality third party developers are continually in high demand. For this reason, we cannot assure you that the third party software developers who have developed titles for us in the past will continue to be available to develop software for us in the future. Due to the limited number of quality third party software developers and the lack of control that we exercise over them, we cannot assure you that these developers will complete titles for us on a timely basis or within acceptable quality standards, if at all.

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

Our success depends on our ability to effectively manage our growth. Our operations have rapidly expanded during the past 12 months and we plan to continue to expand our operations. Our rapid growth has placed, and will continue to place, significant strain on our management and operational systems and resources. We anticipate that as our business grows, we will have to improve and enhance our financial and managerial controls, reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We will also have to increase the capacity of our current systems to meet additional demands. An inability to manage our growth and meet these additional demands will impair the success of our business.

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

One stockholder owns a substantial portion of our common stock and therefore has substantial influence over our operations and can significantly influence matters requiring stockholder approval. TDK USA, a wholly-owned subsidiary of TDK Corporation, a Japanese corporation, beneficially currently owns approximately 72% of our common stock as of the date of this Annual Report on Form 10-K. As a result, they have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur.

Our stock price is volatile and stockholders may not be able to recoup their investment. There is a history of significant volatility in the market prices of companies engaged in the video game software industry, including TDK Mediactive. Movements in the market price of our common stock from time to time have negatively affected stockholders’ ability to recoup their investment in the stock. The price of our common stock is likely to be highly volatile, and stockholders may not be able to recoup their investment. If our revenues, profitability or product releases do not meet expectations, the price of our common stock may be negatively affected. Our stock is currently listed on the OTC Bulletin Board that may inhibit stockholders ability to trade their shares at a reasonable price or on a timely basis.

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

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate fluctuations relating to our credit line. The interest rate is tied to the LIBOR and Prime rates and as such interest rates increase, we may incur higher interest expense. We have no foreign currency or commodity risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements together with the report of BDO Seidman, LLP, required by this Item are included in Item 14 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors

Information with respect to directors required by this Item will be included under the heading “Information Regarding Nominees” in the definitive Proxy Statement relating to our 2003 Annual Meeting of Stockholders, to be filed within 120 days after the close of our fiscal year that was March 31, 2003 and is incorporated herein by reference.

Executive Officers

Information with respect to executive officers required by this Item may be found in Item 1, Business, of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item will be included under the heading “Compensation” in the definitive Proxy Statement relating to our 2003 Annual Meeting of Stockholders, to be filed within 120 days after the close of our fiscal year that was March 31, 2003 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be included under the heading “Beneficial Ownership of Common Stock” in the definitive Proxy Statement relating to our 2003 Annual Meeting of Stockholders, to be filed within 120 days after the close of our fiscal year that was March 31, 2003 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be included under the heading “Certain Transactions” in the definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, to be filed within 120 days after the close of our fiscal year that was March 31, 2003 and is incorporated herein by reference.

Item 14.	DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, as of a date within 90 days before the filing of this Form 10-K, have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) and have concluded that such controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

See Index to Financial Statements

(b)	Reports on Form 8-K

None

(c)	Exhibits

Exhibit Number	Title

3.1	Second Restated Certificate of Incorporation. [Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 No. 33-80827 (“Registration Statement No. 33-80827”) and incorporated herein by reference.]

3.2	Certificate of Amendment of Certificate of Incorporation. [Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.]

3.3	Second Amended and Restated Bylaws. [Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.]

4.1	Specimen Common Stock Certificate. [Filed as Exhibit 4.1 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.1	TDK Mediactive, Inc. 1992 Stock Option Plan. Filed as Exhibit 10.4 to Registration Statement No. 33-80827 and incorporated herein by reference.]

10.2	TDK Mediactive, Inc. 1995 Stock Option Plan, as amended. [Filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A dated June 8, 1998 and incorporated herein by reference.]

10.3	TDK Mediactive, Inc. 1999 Director Stock Plan, as amended. . [Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the years ended March 31, 2002 and incorporated herein by reference.]

10.4	TDK Mediactive, Inc. 1995 Stock Option Plan, as amended and restated as of April 1, 2003. [Filed herewith]

10.5	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Vincent J. Bitetti. [Filed herewith.]

10.6	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and John Wholihan. [Filed herewith.]

10.7	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Francis J. Sweeney. [Filed herewith.]

10.8	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Martin G. Paravato. [Filed herewith.]

10.9	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Kenichi Aoshima. [Filed herewith.]

10.10	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Masatoshi Shikanai. [Filed herewith.]

10.11	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Shin Tanabe. [Filed herewith.]

10.12	Indemnification Agreement, dated as of February 18, 2003, between the Registrant and Dennis J. Kenny. [Filed herewith.]

Exhibit Number	Title

10.13	Non-Exclusive Distribution Agreement, dated November 1, 2002, between TDK Recording Media Europe S.A. and the Registrant. [Filed herewith]

10.14	Purchase Agreement, dated September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2000 (the “September 2000 Form 8-K”) and incorporated herein by reference.]

10.15	Registration Rights Agreement, dated as of September 8, 2000, between TDK USA Corporation and the Registrant. [Filed as Exhibit 10.3 to the September 2000 Form 8-K dated September 8, 2000 and incorporated herein by reference.]

10.16	Amended and Restated Employment Agreement of Vincent J. Bitetti dated as of November 27, 2000. [Filed herewith]

10.17	Lock-Up Agreement, dated September 8, 2000, between Vincent J. Bitetti and the Registrant. [Filed as Exhibit 10.2 to the Registrant’s September 2000 Form 8-K and incorporated herein by reference.]

10.18	Amended and Restated Loan and Security Agreement, dated as of April 30, 2003, by and between the Registrant and TDK USA Corporation. [Filed herewith]

10.19	Employment Agreement of Martin G. Paravato dated as of December 1, 2001. [Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the years ended March 31, 2002 and incorporated herein by reference.]

10.20	Sublease dated April 19, 2002 between the Registrant and Lucent Technologies, Inc. [Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the years ended March 31, 2002 and incorporated herein by reference.]

10.21	Employment Agreement of Shin Tanabe dated as of October 1, 2002. [Filed herewith]

21.1	Subsidiaries of the Registrant. [Filed herewith]

23.1	Consent of BDO Seidman, LLP. [Filed herewith]

99.1	Certification of Vincent J. Bitetti, Chief Executive Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. [Filed herewith]

99.2	Certification of Martin G. Paravato, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. [Filed herewith]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2003	TDK MEDIACTIVE, INC.

	By:	/s/ VINCENT J. BITETTI
Vincent J. Bitetti, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHIN TANABE Shin Tanabe	President and Director	June 26, 2003

/s/ VINCENT J. BITETTI Vincent J. Bitetti	Chief Executive Officer and Director	June 26 , 2003

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	June 26, 2003

/s/ KENICHI AOSHIMA Kenichi Aoshima	Director	June 26, 2003

/s/ FRANCIS J. SWEENEY Francis J. Sweeney	Director	June 26, 2003

/s/ DENNIS J. KENNY Dennis J. Kenny	Director	June 26, 2003

/s/ MASATOSHI SHIKANAI Masatoshi Shikanai	Director	June 26, 2003

/s/ JOHN T. WHOLIHAN John T. Wholihan	Director	June 26, 2003

CERTIFICATION

I, Vincent J. Bitetti, certify that:

1.	I have reviewed this annual report on Form 10-K of TDK Mediactive, Inc., the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report is being prepared,

•	evaluated the effectiveness of the registrant’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”),

•	presented in this annual report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    June 26, 2003

/s/ VINCENT J. BITETTI

Vincent Bitetti Chief Executive Officer

CERTIFICATION

I, Martin G. Paravato, certify that:

1.	I have reviewed this annual report on Form 10-K of TDK Mediactive, Inc., the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report is being prepared,

•	evaluated the effectiveness of the registrant’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”),

•	presented in this annual report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

6.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    June 26, 2003

/s/ MARTIN G. PARAVATO

Martin Paravato Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the year ended March 31, 2003, the year ended March 31, 2002 and the nine months ended March 31, 2001	F-4

Consolidated Statements of Stockholders’ Deficit for the year ended March 31, 2003, the year ended March 31, 2002 and the nine months ended March 31, 2001	F-5

Consolidated Statements of Cash Flows for the year ended March 31, 2003, the Year ended March 31, 2002 and the nine months ended March 31, 2001	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of

TDK Mediactive, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of TDK Mediactive, Inc. (a 72% owned subsidiary of TDK USA Corporation) and Subsidiary as of March 31, 2003 and March 31, 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2003 and March 31, 2002 and the nine months ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of TDK Mediactive, Inc. and Subsidiary at March 31, 2003 and March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2003 and March 31, 2002 and the nine months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

April 10, 2003

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$421	$1,063
Accounts receivable, less allowances for possible losses, returns and allowances of $3,687 and $926	3,075	5,581
Inventories	2,548	1,241
Prepaid royalties	9,475	2,048
Prepaid expenses and other	905	783
Software development costs	12,592	8,693

Total current assets	29,016	19,409
PROPERTY AND EQUIPMENT	954	465
SOFTWARE DEVELOPMENT COSTS, net of current portion	175	625
OTHER ASSETS	69	24

TOTAL	$30,214	$20,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,042	$1,698
Accrued royalties	6,465	2,975
Loan payable to related entity	23,785	14,199
Capital lease obligation	7	7
Deferred revenue from related entity	781	2,007

Total current liabilities	34,080	20,886
DEFERRED REVENUE from related entity, net of current portion	150	350
DEFERRED REVENUE	5,000	0
CAPITAL LEASE OBLIGATIONS, net of current portion	15	21

Total liabilities	39,245	21,257

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value; 50,000,000 shares authorized; 23,005,885 and 22,884,582 shares issued and outstanding	23	23
Additional paid-in capital	19,954	19,951
Accumulated deficit	(29,008)	(20,708)

Total stockholders’ deficit	(9,031)	(734)

TOTAL	$30,214	$20,523

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended March 31, 2003	Year ended March 31, 2002	Nine months ended March 31, 2001
Revenues:
Net sales	$40,752	$28,477	$4,467
Revenues from related entity	1,466	2,987	1,690

Total revenues	42,218	31,464	6,157

Costs and expenses:
Cost of sales	36,408	22,945	4,082
Product development	921	641	425
Sales and marketing	7,350	4,551	1,044
General and administrative	4,592	2,546	1,690

Total costs and expenses	49,271	30,683	7,241

Operating income (loss)	(7,053)	781	(1,084)

Other income (expense):
Interest income	6	7	18
Interest expense	(1,251)	(618)	(8)
Other income, net	—	—	209

Total other income (expense)	(1,245)	(611)	219

Income (loss) before provision for income taxes	(8,298)	170	(865)
Provision for income taxes	2	2	2

Net income (loss)	$(8,300)	$168	$(867)

Basic and diluted net income (loss) per share	$(0.36)	$0.01	$(0.06)

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2000	5,912	$6	$14,876	$(20,008)	$(5,126)
Common stock options exercised	18	—	1	—	1
Private placement – sale of stock	16,667	17	4,888	—	4,905
Common stock issued for services	280	—	100	—	100
Net loss for the period	—	—	—	(868)	(868)

Balance, March 31, 2001	22,877	23	19,865	(20,876)	(988)
Common stock options exercised	8	—	2	—	2
Stock warrant issued for services	—	—	84	—	84
Net income for the year	—	—	—	168	168

Balance, March 31, 2002	22,885	23	19,951	(20,708)	(734)
Common stock options exercised	121	—	3	—	3
Net loss for the year	—	—	—	(8,300)	(8,300)

Balance, March 31, 2003	23,006	$23	$19,954	$(29,008)	$(9,031)

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31, 2003	Year ended March 31, 2002	Nine months ended March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(8,300)	$168	$(867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	375	197	96
Amortization of software development costs	12,300	4,105	1,225
Provision for doubtful accounts, discounts and returns	650	764	242
Stock issued for services	—	84	100
Changes in operating assets and liabilities:
Accounts receivable	1,856	(5,059)	(1,252)
Inventories	(1,307)	(774)	(257)
Prepaid royalties	(7,427)	(1,096)	(341)
Software development costs	(16,200)	(9,572)	(3,759)
Prepaid expenses and other	(123)	(744)	41
Accounts payable and accrued expenses	1,387	540	(556)
Accrued royalties	3,491	1,306	372
Deferred revenue	3,399	(2,745)	248

Net cash used in operating activities	(9,273)	(12,826)	(4,708)

Cash flows from investing activities:
Purchase of property and equipment	(863)	(336)	(278)
Other assets	(45)	64	(43)

Net cash used in investing activities	(908)	(272)	(321)

Cash flows from financing activities:
Net proceeds from issuances of common stock	—	—	4,904
Proceeds from exercises of stock options	3	3	1
Payments on capital lease obligations	(7)	(8)	(3)
Repayment of short-term borrowing	(9,300)	(4,750)	—
Proceeds from short-term borrowing	18,843	18,478	400

Net cash provided by financing activities	9,539	13,723	5,302

Net change in cash and cash equivalents	(642)	625	273
Cash and cash equivalents at beginning of period	1,063	438	165

Cash and cash equivalents at end of period	$421	$1,063	$438

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,207	$547	$8

Cash paid for income taxes	$2	$2	$2

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for purchase of equipment	$—	$—	$31

See accompanying notes to consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Business – TDK Mediactive, Inc., a Delaware corporation (the “Company”), is engaged primarily in developing, publishing, distributing, and marketing interactive entertainment software primarily based on well-recognized intellectual content. This includes the development, distribution, marketing, and publishing of video games for console and handheld electronic entertainment platforms. We also publish titles for personal computers on a case-by-case basis. We currently publish – or intend to publish – titles for Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, and Nintendo Game Boy Color. We intend to support most interactive software categories, including children’s, action, adventure, driving, fighting, puzzles, role-playing, simulation, sports, and strategy. Our major retail customers include Toys “R” Us, Wal-Mart, Electronics Boutique, Target, Kmart Stores, GameStop, Best Buy, Kay Bee Toys, other national, and regional retailers, discount store chains, specialty retailers and distributors.

License Agreements – We have a license agreement with Sony pursuant to which we have the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States, Latin America and Canada, the rights to which expires in June 2006. We also have a license agreement with Sony for use with the 128-bit Sony PlayStation 2 in the United States and Canada that expires in March 2004.

We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the Game Boy, Game Boy Advance portable game systems and GameCube console system in North America and Latin America, the rights to which expire in December 2003, June 2004 and November 2004 respectively.

We have a license agreement with Microsoft Corporation pursuant to which we have the non-exclusive right to utilize the Microsoft name and its proprietary information and technology in order to develop and market software for use with the Xbox game console in North America and other territories on a title by title basis, the rights to which expire in November 2004.

Our business is dependent on the license agreements with Sony, Microsoft and Nintendo. Substantially all of our products are manufactured by such authorized vendors of platform licensors who charge us an amount for each disk-based product or cartridge manufactured. This charge includes a manufacturing, printing, and packaging fee as well as a royalty fee for the use of their respective names, proprietary information and technology.

Many of our products are based on the licensed content of major motion picture studios and other intellectual property holders including Vivendi-Universal Studios, DreamWorks SKG, Classic Media, General Motors, Mattel, The Jim Henson Company, and others. Our license agreements for existing products and new products under development include Shrek™, Robotech™, Casper™, The Land Before Time™, The Muppets™, Masters of the Universe™, and Chevrolet Corvette™. We are continuing the discussion and negotiation of additional licenses to develop new, high quality software products using content from such intellectual properties and creating original characters and stories on which to base future consumer entertainment software

The licensing contracts with the licensors/studios are generally three to five years in duration. The licenses are usually exclusive, worldwide and typically allow for multiple titles to be produced in all applicable localized languages to suit market needs by territory. We seek licenses that have strong brand awareness worldwide and franchises that receive licensor support. The licenses usually allow products to be developed for multiple formats, including CD-ROMs, DVDs, and dedicated game console formats such as the Sony PlayStation, Sony PlayStation2, Microsoft Xbox, and proprietary disc formats such as Nintendo GameCube™.

Liquidity – We have incurred net losses and historically generated insufficient cash flows to fund operations and had to rely on debt and equity financings to fund operations. We have negative working capital of approximately $5.0 million at March 31, 2003

As of March 31, 2003, we had a Loan and Security Agreement with TDK USA (“TDK USA”) providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $30.0 million. On April 30, 2003, we reached an agreement with TDK USA to extend and expand the agreement. The agreement now matures on March 31, 2004, provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $37 million, $12 million of which is at the discretion of TDK USA. We believe that this facility will provide sufficient working capital to fund our operations throughout fiscal 2004. As of March 31, 2003, the balance outstanding under this facility amounted to $23.8 million.

In addition to the credit available under the TDK USA agreement, our business plan indicates that we will need additional financing to fund any expansion of our business subsequent to March 31, 2004. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2004. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the agreement or to extend the agreement beyond the current maturity date of March 31, 2004. If we are unable to obtain additional financing or extend the agreement, we may have to curtail or revise our planned operations.

We recently entered into a financial advisory services agreement with Europlay Capital Advisors, a Los Angeles, California-based private advisory firm specializing in media and entertainment companies. Europlay, which specializes in the interactive entertainment industry and cross-border media transactions, will assist us in developing, structuring and securing alternative sources of capital and financing or other strategic alternatives. Such alternatives may include, but are not limited to the sale, merger, consolidation, recapitalization or spin-off of the business, securities or assets of TDK Mediactive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the financial statements of TDK Mediactive, Inc. and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could materially differ from those estimates.

Comprehensive Income – We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date we have not had any transactions that are required to be reported as comprehensive income other than net income (loss).

Concentration of Credit Risk – Financial instruments that potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. At times we maintain cash balances at certain financial institutions in excess of federally insured deposits. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses. We estimate credit losses based on an evaluation of historical experience and current industry trends. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

Major Customers – Sales to two major customers accounted for 24% of consolidated revenues during the year ended March 31, 2003. Sales to three major customers accounted for 38% of consolidated revenues during the year ended March 31, 2002. Sales to two major customers accounted for 47% during the nine months ended March 31, 2001. TDK Recording Media Europe SA, a related entity, accounted for 3%, 10%, and 30% of revenues during the same periods. Two customers accounted for approximately 24% and 19% of accounts receivable at March 31, 2003. Three customers accounted for approximately 21%, 20%, and 12% of accounts receivable at March 31, 2002.

Major Vendors – Purchases from two vendor accounted for approximately 25% and 14% of consolidated purchases for the year ended March 31, 2003. Purchases from a major vendor accounted for approximately 46% of consolidated purchases for the year ended March 31, 2002. No vendor accounted for more than 10% during the nine months ended March 31, 2001.

Inventories – Inventories that consist primarily of software video games and related packaging materials, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

Long-Lived Assets – We periodically review the carrying value of long-lived assets, and if undiscounted future cash flows are believed to be insufficient to recover the remaining carrying value of a long-lived asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

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

Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized costs, we expense these costs to royalty expense that is included in cost of sales. If actual revenues or revised forecasted units fall below the initial forecasted units, the charge to royalty expense may be larger than anticipated in any given quarter. As of March 31, 2003, the net carrying value of our licenses was $9.5 million.

Software Development Costs – Software development costs include payments made to independent software developers under development agreements as well as direct costs incurred for the development of products. We account for software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

Software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses in the period the impairment is identified. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. If actual or revised forecasted units fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2003, the net carrying value of our software development was $ 12.6 million.

Fair Value of Financial Instruments – The carrying value of financial instruments, consisting primarily of accounts receivable, accounts payable, accrued expenses and loans payable, approximates fair value due to the maturity of these financial instruments and our borrowing costs.

Income Taxes – Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition – Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) that outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

Product Sales: Sales are recognized when title and risk of loss passes to the customers and are recorded net of discounts, allowances, and estimated merchandise returns. Although we sell our products on a no-return basis, in certain circumstances we may allow returns or grant price concessions on a negotiated basis. While we have no obligation to perform future services subsequent to shipment, we do provide telephone customer support as an accommodation to purchasers of products for a limited time. Costs associated with this effort are charged to cost of sales as incurred.

Allowances for price protection, returns, and doubtful accounts. Product sales are recognized net of allowances for price protection, returns and various anticipated customer discounts. Although we sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We may decide to provide price protection or allow returns for our products after we analyze

•	Inventory remaining in the retail channel;
•	The rate of inventory sell-through in the retail channel; and
•	Our remaining inventory on hand.

We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. In addition, management monitors the volume of our sales to retailers and distributors and their inventories because substantial overstocking in the distribution channel can result in the requirement for substantial price protection or high returns in subsequent periods. Price protection and returns in future periods are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, and therefore would impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual price protection and returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, management must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. Management analyzes customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if management made different judgments or utilized different estimates. If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations could be adversely impacted.

Earnings per Common Share (“EPS”) – Weighted-average common shares used in the computation of basic EPS were 22,946,956 for the year ended March 31, 2003; 22,877,051 for the year ended March 31, 2002 and 14,963,369 for the nine months ended March 31, 2001. Weighted-average common shares used in the computation of diluted EPS were 23,386,030 for the year ended March 31, 2002. Stock options to purchase 2,611,758, 1,300,768 and 845,268 shares of common stock during the year ended March 31, 2003, March 31, 2002 and the nine months ended March 31, 2001 were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

Stock-Based Compensation. We account for our employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for equity instruments issued to other than employees for acquiring goods and services, typically rights to intellectual property, using the fair value at the date of grant.

At March 31, 2003, we had three stock-based compensation plans, which are described more fully in Note 11. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended March 31, 2003	Year Ended March 31, 2002	Nine Months Ended March 31, 2001
Net income (loss) as reported	$(8,300)	$168	$(868)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of elated tax effects	458	167	172

Net income (loss) pro forma	$(8,758)	$1	$(1,040)

Net income (loss) per share:
Basic and diluted as reported	$(0.36)	$0.01	$(0.06)
Basic and diluted pro forma	$(0.38)	$0.00	$(0.07)

The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2003, March 31, 2002 and the nine months ended March 31, 2001: dividend yield of zero; anticipated volatility of 113%, 154% and 163%; risk-free interest rate of 2.18%, 3.94% and 3.94%; and expected option lives of four years.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements, as we have not initiated any exit or disposal activities.

In November 2002, FASB issued Interpretation (“FIN”) No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of FIN No. 45 did not have an impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” ( FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

3.	CHANGE IN FISCAL YEAR

In December 2000 as a result of the acquisition by TDK USA of approximately 74% of the outstanding shares of our common stock, our Board of Directors approved a change in our fiscal year-end from June 30 to March 31. This change resulted in a nine-month period for the fiscal period ended March 31, 2001.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2003	March 31, 2002
Finished goods	$2,296	$1,107
Raw materials (components)	252	134

	$2,548	$1,241

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Useful Lives	March 31, 2003	March 31, 2002
Leasehold improvements	4 years	$63	$16
Computer equipment	3 years	1,839	1,217
Office furniture and equipment	5 years	300	122

		2,202	1,355
Accumulated depreciation and amortization		(1,248)	(890)

		$954	$465

Depreciation expense amounted to $375,000 for the year end March 31, 2003, $197,000 for the year ended March 31, 2002 and $96,000 for the nine months ended March 31, 2001 and was included within general and administrative expenses.

6.	LOAN FROM RELATED ENTITY

On March 29, 2001, we entered into an $8.0 million Loan and Security Agreement with TDK USA. The agreement provided for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matured March 31, 2002. In connection with the agreement, we granted TDK USA a security interest in substantially all our assets. The agreement provided for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as “London Interbank Offered Rate (LIBOR)” for a one month period as published from time to time in the Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the “Prime Rate” as published from time to time in the Wall Street Journal, Money Rates Section plus one percent (1%).

On April 30, 2003, we entered an amended and restated loan agreement that expires on March 31, 2004 that provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $37 million, $12 million of which is at the discretion of TDK USA. TDK USA holds a security interest in substantially all our assets. This agreement provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%). As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $25 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

The agreement as amended requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003, September 30, 2003, .6 to 1.00 at December 31, 2003 and .53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004 . At March 31, 2003, we have an outstanding balance of approximately $23.8 million under the agreement at an interest rate of 5.87%

7.	RELATED ENTITY TRANSACTIONS

The majority of our international business is conducted via a republishing and distribution agreement dated February 28, 2000 with TDK Recording Media Europe, SA, a wholly owned subsidiary of TDK Corporation, an affiliated company pursuant to which TDK Europe distributes our software titles throughout Europe and other territories. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. Effective November 1, 2002 we signed a new agreement with TDK Europe whereby TDK Europe will have an non-exclusive right to distribute selected software titles offered by us and accepted by TDK Europe. The new agreement with TDK Europe supersedes the previous agreement, extends through July 31, 2004. At March 31, 2003 we have deferred (unearned) revenue amounting to $931,000 related to these agreements.

8.	DEFERRED REVENUE

On May 23, 2002, we announced a strategic agreement with Activision Publishing, Inc The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks Pictures’ blockbuster Academy Awardñ winning feature film “Shrek.” The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel. Additionally, TDK Mediactive and Activision have agreed to co-develop and co-publish a title originating from Activision’s portfolio of video game brands. Throughout the co-publishing relationship TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources and global brands

In connection with this agreement, we will receive minimum guaranteed royalty payments plus additional royalties once the minimum guaranteed royalty has been earned. Deferred revenue in the accompanying balance sheet includes $5.0 million representing cash advanced from Activision in connection with the first “Shrek” sequel. The deferred revenue that will be recognized as income beginning at the time the sequel to the film “Shrek” is released, currently scheduled for May 2004.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees – In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its executive officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

The Company enters into indemnification provisions under agreements with other companies in its ordinary course of business, typically with business partners, licensors, developers, contractors, customers, and landlords. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred as a result of the Company’s acts or omissions. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not possible to quantify although we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2003

Employment Contracts – We have employment agreements with four employees that expire on various dates through November 2004. An agreement with one corporate officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits. Future minimum base salaries, by year and in the aggregate, consist of (in thousands):

Years Ending March 31,	Amount
2004	$796
2005	342

Legal Proceedings – While we are a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

Operating Leases – We lease facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2006.

The facility lease expense is being recognized on a straight-line basis over the term of the related leases. The excess of the expense recognized over the amount paid is included in accounts payable and accrued expenses in the consolidated balance sheets. Future minimum lease payments as of March 31, 2003 are as follows (in thousands):

Year Ending March 31,	Capital Leases	Operating Leases
2004	9	277
2005	9	282
2006	8	312
2007	—	27

Total	26	$898

Less amount representing interest	(4)

Obligations under capital leases	22
Obligations due within one year	7

Long-term capital lease obligations	$15

Rent expense under operating lease agreements totaled $248,000 for the year ended March 31, 2003; $159,000 for the year ended March 31, 2002 and $147,000 for the nine months ended March 31, 2001 and included in general and administrative expenses in the consolidated statements of operations.

Development Contracts – We currently have a number of agreements with software developers for the development of video games. Under such agreements we pay a fixed fee, plus in many cases, a percentage of sales of the product developed. As of March 31, 2003, minimum remaining commitments under such agreements are as follows (in thousands):

Years Ending March 31,	Amount
2004	$12,480
2005	2,170

10.	COMMON STOCK

Private Placement – On November 27, 2000, we completed the sale of 16,667,000 shares of common stock to TDK USA for the purchase price of $.30 per share. We realized net proceeds of $4,904,489 (after deducting costs of $95,611). The net proceeds were utilized for working capital purposes. In connection with the sale we granted TDK USA certain registration rights with respect to the common stock purchased.

Common Stock for Services – During the nine months ended March 31, 2001 we exchanged 279,530 shares of common stock for obligations resulting from services rendered to us. Of these shares, 250,416 shares were issued to former directors who agreed to accept our shares in exchange for accrued directors’ fees and 29,114 shares were issued to an employee in exchange for accrued compensation.

Warrants – In October 2001, we signed a one-year agreement with an investment banker to act as our financial advisor. As part of the compensation, we granted the investment banker a five year-warrant to purchase 200,000 shares of our common stock at $1.00 per share. The value of this warrant in the amount of $83,539 has been recorded as additional paid-in capital and the resulting prepaid asset was amortized over the term of the agreement.

11.	STOCK OPTIONS AND WARRANT

The 1992 Stock Option Plan – In 1992, the Company adopted the 1992 Stock Option Plan (“1992 Plan”) authorizing the issuance of up to 2,000,000 shares of common stock to employees, officers and directors of the Company. Shares that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 1992 Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award. On September 22, 1995, the Board of Directors resolved that no additional grants shall be issued under the 1992 Plan.

The 1995 Stock Option Plan – Pursuant to the Company’s restated 1995 Stock Option Plan (“1995 Plan”) we may grant up to 1,000,000 options for shares of the Company’s common stock. Options under the 1995 Plan may be granted in the form of incentive stock options or nonqualified stock options. The 1995 Plan terminates October 31, 2005 and is administered by a committee appointed by the Board of Directors of the Company. On April 1, 2003 the number of shares that may be granted was increased to 4,000,000, subject to stockholder approval at the next meeting of stockholders.

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

The 1999 Director Stock Plan – Pursuant to the 1999 Director Plan (“1999 Plan”), each non-employee director receives nonqualified stock options to acquire 10,000 shares of Common Stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 10,000 shares of Common Stock for each additional year that the non-employee director continues to serve on the Board of Directors. Such options previously were granted pursuant to the 1995 Plan. Each option granted to a non-employee director vests and becomes exercisable as to 50% of the shares of Common Stock subject to the option on the first anniversary date of the grant and as to the remaining 50% on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the 1995 Plan or the 1999 Director Plan, as applicable, or three weeks after the optionee ceases to be a director of the Company. The exercise price of such options is equal to 100% of the fair market value of the Common Stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the 1995 Plan or the 1999 Plan, as applicable. On February 18, 2003, the annual number of shares to be granted to each director was increased to 30,000 shares.

The following table summarizes option transactions during the periods presented under the aforementioned plans (shares in thousands):

	Number of Shares	Weighted- Average Price per Share
Balance, June 30, 2000	261	$1.48
Granted	703	$0.35
Exercised	(18)	$0.10
Canceled	(101)	$0.83

Balance, March 31, 2001	845	$0.65
Granted	488	$1.08
Exercised	(8)	$0.32
Canceled	(24)	$0.58

Balance, March 31, 2002	1,301	$0.81

Granted	1,430	$0.89
Exercised	(47)	$0.37
Canceled	(72)	$1.17

Balance, March 31, 2003	2,612	$0.85

The following summarizes pricing and term information for options outstanding as of March 31, 2003 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2003	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2003	Weighted- Average Exercise Price
$0.06 - $0.38	670	7.6	$0.36	415	$0.35
$0.58 - $1.35	1,574	6.1	$0.77	626	$0.95
$1.50 - $1.90	298	8.0	$1.76	98	$1.76
$2.09 - $5.00	70	4.6	$3.63	70	$3.63

	2,612	7.4	$0.85	1,204	$0.96

12.	INCOME TAXES

The provisions for income taxes comprise minimum state taxes only. A reconciliation of the provision for income taxes with the expected income tax expense (benefit) computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is as follows (in thousands):

	Year Ended March 31, 2003	Year Ended March 31, 2002	Nine Months Ended March 31, 2001
Income tax expense (benefit) computed
at federal statutory tax rate	$(2,822)	$57	$(295)
State and local taxes	(484)	10	(50)
Expenses not deductible for tax purposes	11	10	7
Losses (utilized) not benefited	3,297	(75)	340

	$2	$2	$2

The components of the net deferred income tax asset recorded in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2003	March 31, 2002
Reserves and accrued liabilities	$1,732	$479
Deferred revenue	2,466	1,010
Net operating loss carryforwards	5,651	4,904
Valuation allowance	(9,849)	(6,393)

	$—	$—

At March 31, 2003, we had federal and state net operating loss carry-forwards of approximately $15.0 million and $6.4 million, available to offset future taxable federal and state income. The federal and state carry-forwards expire in varying amounts through 2022 and 2007.

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

13.	Valuation and Qualifying Accounts

Description	Balance Beginning of the Period	Additions	Deductions	Balance – End of the Period
	(in thousands)
Year ended March 31, 2003
Allowance for possible losses, returns and allowances	$926	$10,871	$8,110	$3,687
Allowance for cooperative advertising	309	1,674	1,772	211

	$1,235	$12,545	$9,882	$3,898

Year ended March 31, 2002
Allowance for possible losses, returns and allowances	$244	$1,957	$1,275	$926
Allowance for cooperative advertising	46	813	550	309

	$290	$2,770	$1,825	$1,235

Nine months ended March 31, 2001
Allowance for possible losses, returns and allowances	$1	$1,247	$1,004	$244
Allowance for cooperative advertising	0	124	78	46

	$1	$1,371	$1,082	$290

14.	Quarterly Financial Summary (Unaudited)

	Three Months Ended
	March 31	December 31	September 30	June 30
Year ended March 31, 2003
Net revenues	$3,161	$18,501	$16,961	$3,595
Gross profit (loss)	(3,267)	3,975	5,240	(139)
Net income (loss)	$(6,290)	$(560)	$1,484	$(2,934)
Per share data:
Basic	$(0.27)	$(0.02)	$0.06	$(0.13)
Diluted	$(0.27)	$(0.02)	$0.06	$(0.13)

Year ended March 31, 2002
Net revenues	$6,564	$16,457	$4,596	$3,847
Gross profit (loss)	1,853	4,238	1,420	1,008
Net income (loss)	$(189)	$828	$(95)	$(376)
Per share data:
Basic	$(0.01)	$0.04	$(0.00)	$(0.02)
Diluted	$(0.01)	$0.04	$(0.00)	$(0.02)