Form 10-K/A
period 2003-03-31
TDK MEDIACTIVE INC
filed 2003-07-30
CIK 907237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28604

TDK MEDIACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0557833 (I.R.S. Employer Identification No.)

4373 Park Terrace Drive Westlake Village, California (Address of principal executive offices)	91361 (Zip Code)

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

The aggregate market value of the common stock of the Issuer (the “Common Stock”) held by nonaffiliates, based on the market price at September 30, 2002, was approximately $7,873,282. As of July 25, 2003, there were 23,005,885 shares of the Common Stock outstanding.

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K/A is being filed for the purpose of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(c) to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1 and 99.2, each of which is being filed as an exhibit to this Amendment No. 1.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors

Vincent J. Bitetti (48), Chief Executive Officer and Director. Mr. Bitetti has over 14 years of executive experience in the interactive entertainment industry and possesses a very strong track record of identifying, securing and building powerful interactive entertainment brands including Ultimate Fighting Championship, Haunted Mansion, Star Trek, Shrek, Robotech and others. He has completed numerous global licensing, republishing, co-publishing and distribution agreements while also building a very strong, proven senior management team. In 1988 he founded the predecessor to TDK Mediactive, Sound Source Interactive, Inc. and served as its President and CEO from its formation. He has been a director and the CEO of TDK Mediactive since 1994. Mr. Bitetti serves as Executive Producer for all game projects.

Shin Tanabe (50), President, Chief Operating Officer and Director. Mr. Tanabe brings over 25 years of operations, sales and marketing experience, including 20 years at divisions within TDK, to his role as President and COO of TDK Mediactive. As Executive Director of TDK Recording Media Europe, SA from April 1999 through December 2000, he built a strong business based on localizing entertainment, edutainment and music content for European markets. In December 2000 Mr. Tanabe was appointed President and COO of TDK Mediactive. Previously, Mr. Tanabe served as TDK Europe’s Recording Media Marketing Director from June 1991 to May 1995, where he supported that business’s expansion, directing product planning, advertising, and new business feasibility studies. He was then elevated to Sales Executive Director of TDK Europe’s Recording Media division, (June 1995 to March 1999) where he was responsible for sales and the P&L for over 30 European countries.

Kenichi Aoshima, age 57, Director. Mr. Aoshima has been the President and a director of TDK USA Corporation (“TDK USA”) since 1995. Mr. Aoshima has been a director of the Company since November 2000.

Dennis J. Kenny, age 67, Director. Mr. Kenny has been independently employed as a legal consultant since April 1998. Previously, he served in various legal and executive capacities with Transamerica Leasing Inc. for 29 years, ultimately acting as its Senior Vice President, General Counsel and Assistant Secretary and as a member of its Board of Directors. Mr. Kenny was appointed to fill a vacancy on the Board in September 2001.

Francis J. Sweeney, age 52, Director. Mr. Sweeney is Executive Vice President, Chief Operating Officer and General Counsel of TDK U.S.A. Corporation and a member of its Board of Directors. Mr. Sweeney joined TDK U.S.A. Corporation in 1989 as General Counsel and has held the current position, since 1996. Prior to joining TDK U.S.A. Mr. Sweeney was Senior Counsel for The Hertz Corporation. Mr. Sweeney holds a B.A. from Villanova University and a J.D. from Fordham University School of Law.

Masatoshi Shikanai, age 53, Director. Mr. Shikanai has been the General Manager of TDK Recording Media & Solutions Business Group since October 1, 2001. Mr. Shikanai was President of TDK Recording Media Europe S.A. for the period April 1999 to October 2001. He served as TDK Europe’s Executive Vice-President, General Manager of Sales Division from April 1995 to April 1999, and as TDK Europe’s Executive Director Corporate Strategies from January 1990 to March 1995. Mr. Shikanai has been a director of the Company since November 2000.

John T. Wholihan, age 65, Director. Mr. Wholihan has been Dean of the College of Business Administration at Loyola Marymount University since 1984. Previously, he served for five years as an Associate Dean at Bradley University, where he also served as Director of the MBA Program and as Director of the Small Business Institute. During this period, he also taught in the areas of strategic management and international business. He was a Fulbright Scholar in Brazil in 1977. Mr. Wholihan holds a B.S. from the University of Notre Dame, an MBA from Indiana University and a Ph.D. from The American University. He has published numerous articles and other scholarly works. He is a member of professional and honor societies, including the Academy of Management, the Small Business Institute Directors Association, Beta Gamma Sigma and Alpha Sigma Nu. He is past President of the Association of Jesuit Colleges and Universities—Business Deans and Western Association of Collegiate Schools of Business. He was the founding President of the International Association of Jesuit Business Schools. He is a member of the Rotary Club of Los Angeles, the Financial Executives Institute and the Jonathan Club. He has served on the Board of Directors of several small companies and currently is a member of the Board of Trustees of the TIP Funds, a family of publicly traded mutual funds. He is the past Chairman of the Board of Notre Dame Academy in Los Angeles. Mr. Wholihan has been a director of the Company since April 1998.

Other Executive Officers

We have the following executive officers in addition to those who serve as directors:

Martin G. Paravato, age 61, Chief Financial Officer and Secretary. Mr. Paravato joined TDK Mediactive in December 2000. Mr. Paravato has 29 years of experience in public accounting. From 1980 to 1996 he was a partner at BDO Seidman, LLP, an international accounting firm, where he specialized in servicing publicly held companies. From 1996 to 1998, Mr. Paravato served as Senior Vice President-Finance and Special Projects of Koo Koo Roo, Inc., a publicly traded quick service food restaurant chain. Mr. Paravato also served as chief financial officer of an international courier package delivery company from June 1998 through November 1999. From November 1999 until joining the Company, he served as chief financial officer of a privately held telecommunications company. Mr. Paravato holds a Bachelor of Science degree in Accounting from California State University, Northridge and is a Certified Public Accountant and a member of the American Institute and California Societies of CPAs.

Daniel Kletzky, age 56, Executive Vice President of Business Development. Mr. Kletzky joined TDK Mediactive in September 2002. Prior to joining the company, Mr. Kletzky operated Entertainment Licensing Associates Ltd. (ELA) a privately held licensing firm for popular entertainment properties which he founded in 1991. In addition to his licensing activities, Mr. Kletzky produced several animated television series. More recently, Mr. Kletzky served as executive producer of the RESIDENT EVIL live action motion picture and will be serving as executive producer of the upcoming HOUSE OF THE DEAD (Sega) and DEAD OR ALIVE (Tecmo) game-to-film adaptations. Prior to forming ELA, Mr. Kletzky held various executive positions at Warner Bros’ consumer products divisions both in New York and Los Angeles. Before joining Warner Bros. Mr. Kletzky practiced law in New York City.

Michael Devine, age 44, Executive Vice President of Sales and Marketing. Mr. Devine joined TDK Mediactive in January 2002. From 1995 to 2001, Mr. Devine served in various sales capacities including Director of National Accounts, Director of Sales and Vice President of Sales while at The 3DO Company, a publicly-traded video game company from 1995 to 2001. Mr. Devine was co-founder and President of Game America, a privately held video game distribution company from 1992 to 1995. Mr. Devine also served as a Sales Manager and Video Game buyer for CSD Distribution, a privately-held consumer electronics company from 1988 to 1992. Mr. Devine holds a Bachelor of Arts degree in American Studies from Pitzer College in Claremont, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of the common stock. Copies of such reports are required to be furnished to us. Based solely on our review of the copies of such reports furnished to us or on written representations to us that no such reports were required, we believe that during the year ended March 31, 2003, all of our executive officers and directors and all beneficial owners of more than 10% of our Common Stock filed on a timely basis all reports required by Section 16(a) of the Exchange Act except as follows. Mr. Sweeney was late in filing a Form 3 relating solely to his appointment as a director. Mr. Kletzky was late in filing a Form 3 relating to this appointment as an executive officer and one option grant, Mr. Kletzky did not file a Form 4 relating to another option grant and was late in filing a related Form 5. Mr. Devine did not file a Form 4 relating to one option grant, and was late in filing the related Form 5. Mr. Bitetti, Mr. Kenny, Mr. Paravato, Mr. Tanabe, Mr. Wholihan and Frank Intiso (a former director) each did not file a Form 4, and each was late in filing the related Form 5, which in each case related to a single option grant.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation. The following table sets forth information concerning compensation of the Company’s Chief Executive Officer and each of its other executive officers and/or other most highly compensated employees who received salary and bonus compensation in excess of $100,000 for the fiscal years ended March 31, 2003 and March 31, 2002, and for the nine months ended March 31, 2001. (the “Named Executives”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	Stock Options Shares	All Other Compensation (2)
Vincent J. Bitetti Chief Executive Officer	2003 2002 2001	$309,072 269,560 286,349	$150,000 0 0	$8,750 9,021 12,000	500,000 0 500,000	$12,540 11,317 8,920
Shin Tanabe President and Chief Operating Officer	2003 2002 2001	215,600 167,236 43,553	12,150 0 0	7,250 8,750 0	350,000 0 0	0 0 23,070
Martin G. Paravato vato Chief Financial Officer and Secretary	2003 2002 2001	202,917 185,833 52,500	70,000 0 0	6,000 6,000 1,750	100,000 125,000 75,000	0 0 0
Michael Devine (3) VP of Sales and Marketing	2003 2002	141,666 20,625	5,000 0	4,800 800	50,000 50,000	0 0
Daniel Kletzky (4) VP of Business Development	2003	87,083	0	3,250	100,000	0

(1)	The amounts in this column consist of the following: personal use of Company car: Mr. Bitetti—$8,750 (2003), $9,021 (2002), $12,000 (2001); Mr. Tanabe—$7,250 (2003) $8,750 (2002); Mr. Paravato—$6,000 (2003), $6,000 (2002), $1,750 (2001); Mr. Devine $4,800 (2003), $800 (2002); Mr. Kletzky $3,250 (2003).

(2)	The amounts in this column consist of the following: life insurance premiums: Mr. Bitetti—$ 12,540 (2003) , $11,317 (2002), $8,920 (2001); housing and moving allowances: Mr. Tanabe – $23,070 (2001).

(3)	Mr. Devine became an employee during January 2002.

(4)	Mr. Kletzky became an employee during September 2002.

Option Grants. The following table sets forth information regarding grants of options to the Named Executives during the fiscal year ended March 31, 2003. The table also sets forth hypothetical gains or “option spreads” for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of five percent and ten percent from the date the option was granted over the full option term. No stock appreciation rights were granted during the fiscal year ended March 31, 2003.

Option Grant Table

Name	Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock For Option Term Price Appreciation
					5%	10%
Vincent Bitteti	500,000	36%	$0.58	1/28/13	$182,379	$462,185
Shin Tanabe	350,000	25%	$0.58	1/28/13	127,666	323,530
Martin G. Paravato	100,000	7%	$0.58	1/28/13	36,476	92,437
Michael Devine	50,000	4%	$1.03	12/14/12	32,388	82,078
Daniel Kletzky	60,000	4%	$1.80	9/12/12	67,921	172,124
Daniel Kletzky	40,000	3%	$1.03	12/14/12	25,910	65,662

Option Exercises and Holdings. The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2003 by each of the Named Executives and the number and value of unexercised options on March 31, 2003.

Option Exercises and Holdings

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options at 3/31/03 Exercisable / Unexercisable	Value of Unexercised in-the-Money Options at 3/31/03 Exercisable / Unexercisable(1)
Vincent J. Bitetti	0	$0	425,000 / 625,000	$0 /0
Shin Tanabe	0	0	0 / 350,000	0 /0
Martin G. Paravato	0	0	191,667 / 108,333	675 /0
Michael Devine	0	0	50,000 / 50,000	0 / 0
Daniel Kletzky	0	0	33,333 / 66,667	0 / 0

(1)	Market value of the shares covered by in-the-money options on March 31, 2003, less the option exercise price.

Compensation of Directors

Effective January 28, 2003, each of our non-employee directors who are not affiliated with TDK USA are entitled to receive a director’s fee, which is payable at the rate of $15,000 per year plus $1,500 for each board meeting attended and $750 for each committee meeting attended. Previously, our non-employee directors were entitled to receive a director’s fee of $5,000 per year. No additional fees were paid for meetings attended. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at meetings.

In addition, pursuant to the 1999 Director Stock Plan, each non-employee director who is not affiliated with TDK USA receives nonqualified stock options to acquire 10,000 shares of common stock upon appointment as a director, and receives nonqualified stock options to acquire an additional 30,000 shares of common stock for each additional year that he or she continues to serve on the board. Prior to the current fiscal year, the annual option grant to non-employee directors was 10,000 shares. Each such option vests and becomes exercisable as to 50 percent of the shares subject to the option on the first anniversary date of the grant and as to the remaining 50 percent of such shares on the second anniversary date of the grant, and expires on the earlier of ten years from the date the option was granted, the expiration of the applicable option plan or three weeks after the optionee ceases to be a director. The exercise price of such options is equal to the fair market value of the common stock subject to the option on the date on which such options are granted. Each option is subject to the other provisions of the applicable option plan.

Employment Agreements

Bitetti Employment Agreement. On January 28, 2003, we entered into a new employment agreement with Vincent J. Bitetti, pursuant to which Mr. Bitetti currently is compensated and serves as our Chief Executive Officer. This agreement extends the employment term through November 27, 2004. The amended agreement entitles Mr. Bitetti to receive an annual base salary of $326,240 effective November 1, 2002, subject to annual increases in accordance with the Consumer Price Index commencing on November 1, 2003. Pursuant to this employment agreement, Mr. Bitetti also is entitled to receive a bonus of up to $150,000 per annum based upon the Board of Directors’ evaluation of his performance. Pursuant to this new employment agreement, on January 28., 2003, Mr. Bitetti was granted options to purchase 500,000 shares of common stock at an exercise price of $0.580 per share, of which options to purchase 125,000 shares bested on the date of grant, and options to purchase an additional 125,000 shares will vest on each year of the first three anniversaries of the date of grant.

Mr. Bitetti is also entitled to receive certain fringe benefits under his employment agreement, including use of a company automobile or automobile allowance, medical expense reimbursement up to $10,00 per year, $5 million in life insurance coverage and the right to participate in our customary benefit plans. The employment agreement further entitles Mr. Bitetti to certain registration rights with respect to the common stock held by or issuable to him, including unlimited “piggyback” registration rights and the right to demand registration of such common stock on Form S-3, provided we is eligible to utilize such Form.

Mr. Bitetti’s prior employment entitled him to receive an annual base salary of $253,000 effective November 27, 2000, subject to annual increases in accordance with the Consumer Price Index commencing on November 27, 2001. Pursuant to this employment agreement, Mr. Bitetti also was entitled to receive a bonus of up to $150,000 per annum based upon the Board of Directors’ evaluation of his performance. On December 17, 2001, the board of directors increased Mr. Bitetti’s base salary to $293,000. Mr. Bitetti’s prior employment agreement entitled him to receive benefits substantially the same as those that are provided under his current employment agreement.

Tanabe Employment Agreement

On October 1, 2002, the Company entered into a two-year employment agreement with Shin Tanabe pursuant to which Mr. Tanabe currently is compensated and serves as the Company’s President and Chief Operating Officer. The employment agreement entitles Mr. Tanabe to receive an annual base salary of $250,000 effective October 1, 2002.

Pursuant to his employment agreement, Mr. Tanabe was granted options under the Company’s 1995 Stock Option Plan to purchase 350,000 shares of common stock at an exercise price of $0.580 per share, of which options to purchase 116,667 shares vest each year starting on each of the first three anniversaries of the date of grant. All shares shall also vest when the stock price is at least $3.50 or when there is change in control.

Mr. Tanabe is also entitled to receive certain fringe benefits under his employment agreement, including use of a Company automobile or automobile allowance and the right to participate in the Company’s customary benefit plans.

Paravato Employment Agreement

On December 1, 2001, the Company entered into a two-year employment agreement with Martin G. Paravato pursuant to which Mr. Paravato currently is compensated and serves as the Company’s Chief Financial Officer. The employment agreement entitles Mr. Paravato to receive an annual base salary of $200,000 effective December 18, 2001. Pursuant to this employment agreement, Mr. Paravato is also entitled to an executive bonus, the amount of which will be determined by reference to certain revenue and profitability criteria.

Mr. Paravato is also entitled to receive certain fringe benefits under his employment agreement, including use of a Company automobile or automobile allowance and the right to participate in the Company’s customary benefit plans.

Compensation Committee

The Compensation Committee of the Board of Directors consists of three directors, none of whom is an employee of TDK Mediactive. The Committee’s functions include reviewing and making recommendations to the Board of Directors with respect to the compensation of senior executive officers, as defined from time to time by the Board. The term “senior executive officers” currently includes the Chief Executive Officer the President and the Chief Financial Officer. The Compensation Committee has the exclusive authority to grant stock options under TDK Mediactive’s Stock Option Plan to employees of TDK Mediactive, including senior executive officers.

Compensation Philosophy and Approach. Generally, we seek to attract, retain and motivate its executive officers through a combination of base salary, incentive awards based upon individual performance and stock option awards under our 1995 Stock Option Plan and otherwise. The board of directors believes that a substantial portion of the aggregate annual compensation of each executive officer should be influenced by our performance and the individual contribution of the executive officer.

Base Salaries. The board of directors believes that the base salaries of our executive officers for fiscal 2003 were generally on a par with those for other comparable positions within the telecommunications service industry and similar industries. However, we place significant emphasis on incentive awards and stock option grants as a means of motivating and rewarding its management. The board of directors believes that this strategy provides optimal incentives for management to create long-term stockholder value.

Incentive Compensation Payments. In addition to base pay, some of our senior executives (including the Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the board of directors. The cash bonuses paid to the Named Executives during fiscal 2003 are described in this Item 11 under “Compensation of Executive Officers—Summary Compensation,” and the stock option grants made to the Named Executives during fiscal 2003 are described in this Item 11 under “Compensation of Executives—Option Grants.”

Compensation of the Chief Executive Officer. The compensation policies applicable to our Chief Executive Officer are similar to those applicable to our other executive officers. Mr. Bitetti has an employment agreement that is described in this Item 11 under “Employment Agreements—Bitetti Employment Agreement.” We entered into this employment agreement because we believed that securing Mr. Bitetti’s services was important for our success and in the best interest of our stockholders.

The board of directors believes that the overall compensation packages provided to the Chief Executive Officer have been at the middle of the range for similar positions in the industry in which TDK Mediactive competes. However, stock option grants provide a mechanism for the Chief Executive Officer, along with other senior executive officers, to benefit directly from strong management performance. Thus, a substantial portion of the Chief Executive Officer’s total compensation is tied directly to the creation of stockholder value.

Members of the Compensation Committee: Kenichi Aoshima, Dennis Kenny and John T. Wholihan

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2003, TDK Mediactive engaged in various transactions with its controlling stockholder, TDK USA, and with TDK Europe, an affiliate of TDK USA. These transactions are described under Item 13. Kenichi Aoshima, who is a member of our board of directors, is the President and a director of TDK USA. Masatoshi Shikanai, who is a member of our board of directors, is an officer of TDK Europe.

Performance Graph

The following chart compares the cumulative total stockholder returns on shares of our common stock since April 1, 1998 to the cumulative total returns over the same period of the NASDAQ (U.S.) Market Index and JP Morgan H&Q Technology Index, RDG Technology Composite, and the S&P Application Software Index. The chart assumes that the value of the investment in shares of our common stock and each index was $100 at April 1, 1998, and that all dividends were reinvested. The stock price performance depicted in the above graph is not necessarily indicative of future price performance.

	Mar-98	Mar-99	Mar-00	Mar-01	Mar-02	Mar-03
TDK Mediactive	100	42	25	15	63	15
Nasdaq Stock Market	100	135	251	101	101	74
RDG Technology Composite	100	167	333	135	128	80
S&P Application Software	100	32	43	18	20	10
JP Morgan H&Q	100	140	324	130	116

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of our common stock as of July 25, 2003 by (i) each of our executive officers and directors, (ii) all of our executive officers and directors as a group and (iii) each person who is known to us to own, of record or beneficially, more than five percent of our common stock. Where the persons listed have the right to acquire additional shares of common stock through the exercise of options or warrants within 60 days, such additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership interests of any other person. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Shares		Percent(2)
Directors
Kenichi Aoshima	0		*
Vincent J. Bitetti	1,659,634	(3)	7.08%
Dennis J. Kenny	46,100	(4)	*
Masatoshi Shikanai	0		*
Francis J. Sweeney	0		*
Shin Tanabe	17,000		*
John T. Wholihan	129,472	(5)	*

Other Executive Officers
Martin G. Paravato	221,667	(6)	*
Michael Devine	53,000	(7)	*
Daniel Kletzky	33,333	(8)	*
All directors and executive officers as a group (10 persons)	2,160,206		9.06%

Other Beneficial Owners
TDK USA Corporation	16,667,000	(9)	72.45%
TDK Corporation	16,667,000	(9)	72.45%

*	Less than one percent.

(1)	The address of the Company’s directors and other executive officers is 4373 Park View Terrace, Westlake Village, California 91361. The address of TDK USA Corporation is 901 Franklin Avenue, Garden City, New York 11530. The address of TDK Corporation is 1-13-1, Nihonbashi, Chuo-ku, Tokyo 103, Japan.

(2)	Based on 23,005,885 shares of common stock outstanding as of July 25, 2003. Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company’s knowledge. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of July 25, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 425,000 shares of common stock issuable to Mr. Bitetti upon exercise of options. Also includes 100,000 shares of common stock owned of record by Mr. Bitetti that a former officer and director is entitled to acquire from Mr. Bitetti pursuant to an option.

(4)	Includes 15,000 shares of common stock issuable upon exercise of options.

(5)	Includes 45,000 shares of common stock issuable upon exercise of options, and 83,472 phantom stock units to be settled in common stock upon Mr. Wholihan’s retirement, resignation or termination, which are subject to a substantial risk of forfeiture.

(6)	Includes 191,667 shares of common stock issuable upon exercise of options.

(7)	Includes 50,000 shares of common stock issuable upon exercise of options.

(8)	Includes 33,333 shares of common stock issuable upon exercise of options.

(9)	Based on information set forth in the Schedule 13D/A filed jointly by TDK Corporation and TDK USA with the Securities and Exchange Commission on December 7, 2000, such shares are owned of record by TDK USA, a wholly owned subsidiary of TDK Corporation. Excludes all shares of common stock beneficially owned by Vincent J. Bitetti, as to which Mr. Bitetti has granted TDK USA an irrevocable proxy that TDK USA is not currently entitled to exercise.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TDK USA Stock Purchase. On September 8, 2000, the Company entered into a common stock purchase agreement with TDK USA. TDK USA has purchased a total of 16,667,000 shares of our common stock at a purchase price of $.30 per share and an aggregate purchase price of $5,000,100, which thereby acquired an approximately 74% controlling interest in our Company. TDK USA is a wholly owned subsidiary of TDK Corporation, a publicly traded Japanese corporation.

Contemporaneous with the second closing under the TDK USA stock purchase agreement, on November 27, 2000 we filed an amendment to our certificate of incorporation, which changed our name from “Sound Source Interactive, Inc.” to “TDK Mediactive, Inc.” and increased the number of our authorized shares of common stock from 20,000,000 to 50,000,000. Simultaneous with the closing under the TDK USA stock purchase agreement, we entered into a registration rights agreement with TDK USA pursuant to which we granted to TDK USA certain registration rights with respect to the common stock purchased and owned by TDK USA pursuant to the TDK USA stock purchase agreement.

Furthermore, simultaneous with the closing under the TDK USA stock purchase agreement, we entered into a lock-up agreement with TDK USA and Vincent J. Bitetti, our Chief Executive Officer, whereby Mr. Bitetti agreed to certain limitations on his rights to sell or otherwise transfer any common stock that he now owns or may acquire pursuant to options that he now holds. The lock-up agreement provides that, Mr. Bitetti may not sell or otherwise transfer any such common stock. These restrictions lapse as to 40 percent of such common stock owned by Mr. Bitetti on November 27, 2001; as to an additional one-third of such common stock held by Mr. Bitetti on November 27, 2002; as to an additional one-half of such common stock held by Mr. Bitetti on November 27, 2003; and as to all such remaining common stock held by Mr. Bitetti on November 27, 2004.

As of March 31, 2003, we had a loan and security agreement with TDK USA (“TDK USA”), an affiliated entity, providing for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $30.0 million. On April 30, 2003, we expanded and renewed our loan and security agreement with TDK USA. The renewal provides for a combination of cash advances and letters of credit to fund inventories not to exceed $37 million, $12 million of which is at the discretion of TDK USA. Previously, the loan and security agreement provided a total of $30 million in borrowings, $10 million of which was at the discretion of TDK USA. The loan will mature on March 31, 2004. As of June 30, 2003, the balance outstanding under this facility was $30.9 million, at a floating rate of prime plus 1.5% on the first $25.0 million of borrowings and prime plus 1.75% on borrowings in excess of $25.0 million.

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

The loan agreement requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003 and September 30, 2003, ..6 to 1.00 at December 31, 2003 and .53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004. At March 31, 2003, we have an outstanding balance of approximately $23.8 million under the agreement at an interest rate of 5.87%

Commercial Relationships with TDK Europe. The majority of our international business is conducted via a republishing and distribution agreement dated February 28, 2000 with TDK Recording Media Europe, SA, a wholly owned subsidiary of TDK Corporation, an affiliated company pursuant to which TDK Europe distributes our software titles throughout Europe and other territories. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. Effective November 1, 2002 we signed a new agreement with TDK Europe whereby TDK Europe will have an non-exclusive right to distribute selected software titles offered by us and accepted by TDK Europe. The new agreement with TDK Europe supersedes the previous agreement, extends through July 31, 2004. At March 31, 2003 we have deferred (unearned) revenue amounting to $931,000 related to these agreements

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2003	TDK MEDIACTIVE, INC.

	By:	/s/ VINCENT J. BITETTI
Vincent J. Bitetti, Chief Executive Officer

Certification

I, Vincent J. Bitetti, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TDK Mediactive, Inc., the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report is being prepared,

•	evaluated the effectiveness of the registrant’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”),

•	presented in this annual report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 28, 2003

/s/ VINCENT J. BITETTI
Vincent J. Bitetti Chief Executive Officer

Certification

I, Martin G. Paravato, certify that:

1.	I have reviewed this annual report on Form 10-K/A of TDK Mediactive, Inc., the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report is being prepared,

•	evaluated the effectiveness of the registrant’s “disclosure controls and procedures” as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”),

•	presented in this annual report our conclusions about the effectiveness of the “disclosure controls and procedures” based on the required evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 28, 2003

/s/ MARTIN G. PARAVATO
Martin G. Paravato Chief Financial Officer