Form 10-Q
period 2003-06-30
TDK MEDIACTIVE INC
filed 2003-08-14
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No  ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes  ☐      No  ☒

The number of shares outstanding of the issuer’s common stock as of August 13, 2003 was 23,005,885.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TDK MEDIACTIVE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2003	March 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,336	$421
Accounts receivable - net	1,059	3,075
Inventory - net	791	2,548
Prepaid royalties	9,127	9,475
Prepaid expenses and other	649	905
Software development costs	13,675	12,592

Total current assets	26,637	29,016

Property and equipment - net	892	954
Software development costs – long term	701	175
Other Assets	49	69

TOTAL	$28,279	$30,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,498	$3,042
Accrued royalties	4,841	6,465
Loan payable to related entity	31,090	23,785
Capital lease obligations	7	7
Deferred revenue from related entity	493	781

Total current liabilities	37,929	34,080

Deferred revenue from related entity, net of current portion	100	150
Deferred revenue	7,000	5,000
Capital lease obligations – long term	13	15
Stockholders’ Deficit:
Common stock - $.001 par value, 50,000,000 shares authorized, 23,005,885 shares issued and outstanding	23	23
Additional paid-in capital	19,954	19,954
Accumulated deficit	(36,740)	(29,008)

Total stockholders’ deficit	(16,763)	(9,031)

TOTAL	$28,279	$30,214

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2003 and 2002 (unaudited)
(In thousands, except share data)

	2003	2002
Revenues:
Net sales	$2,761	$3,508
Revenues from related entity	338	87

Total revenues	3,099	3,595

Costs and expenses:
Cost of sales	7,188	3,733
Product development	194	288
Sales and marketing	2,127	1,291
General and administrative	916	968

Total costs and expenses	10,425	6,280

Operating loss	(7,326)	(2,685)
Interest expense	(404)	(247)

Loss before provision for income taxes	(7,730)	(2,932)
Provision for income taxes	2	2

Net loss	$(7,732)	$(2,934)

Basic and diluted net loss per share	$(0.34)	$(0.13)

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2003 and 2002 (unaudited)
(In thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(7,732)	$(2,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	126	59
Amortization of software development costs	3,394	897
Provision for doubtful accounts, discounts and returns	(8)	(84)
Accounts receivable	2,024	1,674
Inventories	1,757	(30)
Prepaid royalties	348	(6,043)
Software development costs	(5,003)	(3,314)
Prepaid expenses and other	256	360
Accounts payable and accrued expenses	(1,511)	354
Accrued royalties	(1,624)	2,582
Deferred revenue	1,662	4,950

Net cash used by operating activities	(6,311)	(1,529)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(750)
Other	20	(79)

Net cash used by investing activities	(44)	(829)

Cash flows from financing activities:
Proceeds from loan payable to related entity	7,272	3,039
Payments on loan payable to related entity	—	(1,300)
Other	(2)	—

Net cash provided by financing activities	7,270	1,739

Net change in cash and cash equivalents	915	(619)
Cash and cash equivalents, beginning of period	421	1,063

Cash and cash equivalents, end of period	$1,336	$444

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$372	$237

See notes to condensed consolidated financial statements

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003.

In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or for any other interim period. The consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Earnings Per Share Computation

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 23,005,885 shares for the three months ended June 30, 2003 and 22,886,796 shares for the three months ended June 30, 2002. Stock options and warrants to purchase 2,671,758 and 1,612,000 shares of common stock in the three months ended June 30, 2003 and 2002, were outstanding but not included in the computation as their effect would be anti-dilutive.

Note 3 – Inventories

As of June 30, 2003 and March 31, 2003, inventories consist of (in thousands):

	June 30, 2003	March 31, 2003
Finished goods	$438	$2,296
Raw materials (components)	353	252

	$791	$2,548

Note 4 – Deferred Revenue

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

In connection with this agreement, we will receive minimum guaranteed royalty payments plus additional royalties once the minimum guaranteed royalty has been earned. Deferred (unearned) revenue in the accompanying balance sheet includes $5.0 million at March 31, 2003 and $7.0 million at June 30, 2003 representing cash advanced from Activision in connection with this agreement. The deferred revenue that will be recognized as income beginning at the time the sequel to the film “Shrek” is released, currently scheduled for May 2004.

Note 5 – Loan From Related Entity

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

The agreement as amended requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003, September 30, 2003, .6 to 1.00 at December 31, 2003 and .53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004. At June 30, 2003, we were in compliance with such covenants. At June 30, 2003, we have an outstanding balance of approximately $31.1 million under the agreement at an interest rate of 5.87%

Note 6 – Related Party Transactions

The majority of our international business is conducted via a republishing and distribution agreement dated February 28, 2000 with TDK Recording Media Europe, SA, a wholly owned subsidiary of TDK Corporation, an affiliated company pursuant to which TDK Europe distributes our software titles throughout Europe and other territories. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. Effective November 1, 2002, we signed a new agreement with TDK Europe whereby TDK Europe will have an non-exclusive right to distribute selected software titles offered by us and accepted by TDK Europe. The new agreement with TDK Europe supersedes the previous agreement and extends through July 31, 2004. At June 30, 2003 we have deferred (unearned) revenue amounting to $593,000 related to these agreements.

Note 7 – Stock Based Compensation

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

	Three months ended June 30,
	2003	2002
Net loss as reported	$(7,732)	$(2,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
	114	114

Net loss pro forma	$(7,846)	$(3,049)

Net loss per share:
Basic and diluted as reported	$(0.34)	$(0.13)
Basic and diluted pro forma	$(0.34)	$(0.13)

The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 2003 and June 30, 2002: dividend yield of zero; anticipated volatility of 113 % and 113%; risk-free interest rate of 2.2% and 3.5%; and expected option lives of four years.

Note 8 – Commitments and Contingencies

Under its bylaws, the Company has agreed to indemnify its executive officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

The Company enters into indemnification provisions under agreements with other companies in its ordinary course of business, typically with business partners, licensors, developers, contractors, customers, and landlords. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred as a result of the Company’s acts or omissions. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not possible to quantify although we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2003.

We have entered into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements. Assuming all contractual provisions are met the total future minimum contract commitment for contracts in place as of June 31, 2003 is approximately $13.9 million. We also have various operating lease commitments of $843,000 expiring at various times through 2006. We also have various employee agreements with four employees that expire on various dates through November 2004. An agreement with one corporate officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2003 (in thousands):

	Contractual Obligations and Commercial Commitments

Years Ended June 30,	License Guarantee	Software Development	Employee Agreements	Leases	Total

2004	$3,238	$9,028	$714	$274	13,254
2005	265	1,225	198	281	1,969
2006	80	0	0	288	368
2007	170	0	0	0	170

	$3,753	$10,253	$912	$843	$15,761

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

Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized costs, we expense such costs to royalty expense that is included in cost of sales. If actual revenues or revised forecasted units fall below initial forecasted units, the charge to royalty expense may be larger than anticipated in any given quarter. As of June 30, 2003, the net carrying value of our licenses was $ 4.3 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as additional software development amortization in the period the impairment is identified. Such losses are solely attributable to changes in market conditions or product quality considerations. If actual or revised forecasted units fall below initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter. As of June 30, 2003, the net carrying value of our software development was $ 14.4 million. If we were required to write off software development costs, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Revenue recognition – Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

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

Allowances for price protection, returns, and doubtful accounts:  Product sales are recognized net of allowances for price protection and returns, and various anticipated customer discounts. Although we sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We may decide to provide price protection or allow returns for our products after we analyze

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Revenues – Net revenues decreased 14% from $3.6 million for the three months ended June 30, 2002 to $3.1 million for the three months ended June 30, 2003. Product sales decreased by 9% from $2.9 million for the three months ended June 30, 2002 to $2.6 million for the three months ended June 30, 2003. The decrease in product sales results primarily from lower sales of Shrek Party for Nintendo’s Gamecube and Pirates of the Caribbean for Nintendo’s Gameboy Advance which were the two titles released during the quarter as compared to the release of Dinotopia for Nintendo’s Game Boy Advance, Tonka for Nintendo’s Game Boy Color and Pryzm for Sony’s PlayStation2 released during the same quarter of the prior year. We have established reserves for price protection and returns and various anticipated customer discounts that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell-through rates.

Republishing and distribution fees increased from $87,000 for the three months ended June 30, 2002 to $338,000 for the three months ended June 30, 2003. This increase is mainly attributed to additional sales of Robotech and Shrek consoles. At June 30, 2003, we have $593,000 in deferred revenue related to this agreement with TDK Europe that extends through July 31, 2004.

Co-publishing fees decreased from $607,000 for the three months ended June 30, 2002 to $134,000 for the three months ended June 30, 2003. This decrease is mainly attributed to lower sales of PC titles.

Cost of Sales – Cost of sales is composed of cost of purchased product, amortization of software development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $3.8 million for the three months ended June 30, 2002 to $7.2 million for the three months ended June 30, 2003, and increased from 104% to 232% of net revenues. Cost of purchased product and platform royalties increased from 64% to 94% of net revenues as a result of lower average selling price in the current year’s quarter than compared to prior year’s quarter. Amortization of software development cost increased from 25% to 105% of net revenues primarily due to the write-down to net realizable value of certain titles.

Internal Product Development – Internal product development expenses decreased from $288,000 for the three months ended June 30, 2002 to $194,000 during the three months ended June 30, 2003. As a percentage of net revenues, product development expenses decreased from 8% to 6% of net revenues. The decrease as a percentage of sales is due to decreased salaries and benefits costs as there was a decrease in personnel in this department compared to prior year’s quarter.

Sales and Marketing – Sales and marketing expenses increased from $1.3 million for the three months ended June 30, 2002 to $2.1 million for the three months ended June 30, 2003 and as a percentage of net revenues increased from 36% to 69%. The increase relates primarily to higher costs incurred in trade shows to promote a greater number of new releases for upcoming holiday season than compared to prior year. There was also a decrease in sales commissions due to the termination of four outside sales representatives and a decrease in the sales commission rate during the quarter.

General and Administrative – General and administrative expenses decreased from $970,000 for the three months ended June 30, 2002 to $916,000 for the three months ended June 30, 2003 and increased as a percentage of net revenues from 27% to 29.6%. The $54,000 decrease is primarily attributable to the following major components (i) decreased compensation ($131,000); (ii) decreased professional and consulting fees ($44,000); offset by (iii) increased depreciation expense related to platform equipment additions ($67,000); (iv) increased insurance premiums ($26,000); and (v) increased rent expense ($23,000).

Interest Expense – During the three months ended June 30, 2003 and 2002, interest expense was incurred in connection with borrowings under our loan agreement with TDK USA, a related entity. We expect that such borrowings and the associated interest expense will continue to grow, within the limits of the borrowing agreement, as our business grows and we borrow additional funds to finance such growth. See Liquidity and Capital Resources below. The average interest rate for the current quarter was 5.99% whereas the average interest rate for the previous year’s quarter was 6.25% on average borrowing of $27 million for the current quarter compared to $16 million for the prior year quarter.

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

Liquidity and capital resources

We have incurred a net loss and have historically generated insufficient cash flows to fund operations and have had to rely on debt and equity financings to fund operations. At June 30, 2003, we have negative working capital of $11.3 million compared to a negative working capital of $201,000 at June 30, 2002.

On April 30, 2003, we reached an agreement with TDK USA to extend and expand our existing loan and security agreement. The agreement now matures on June 30, 2004 and provides for a combination of cash advances and letters of credit to fund inventories not to exceed $37.0 million, $12.0 million of which is at the discretion of TDK USA. Previously, the loan and security agreement provided a total of $30.0 million in borrowings, $10.0 million of which was at the discretion of TDK USA. As of June 30, 2003, the balance outstanding under this facility is $31.1 million, at a floating rate of prime plus 1.5% on the first $25.0 million of borrowings and prime plus 1.75% on borrowings in excess of $25.0 million.

The loan agreement does not require TDK USA to advance more than $25.0 million to us in fiscal 2004 or to advance any amounts to us thereafter, and there can be no assurance that TDK USA will do so. If TDK USA were to refuse to make such advances or to demand repayment of the loan upon its scheduled maturity date of March 31, 2004, we would need to obtain financing from other sources to satisfy our capital requirements. There can be no assurance that such financing would be available on terms acceptable to the Company, if at all.

The loan agreement requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003 and September 30, 2003, 0.6 to 1.00 at December 31, 2003 and 0.53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004.

In addition to the credit available under the TDK USA agreement, our business plan indicates that we will need additional financing to fund any expansion of our business subsequent to March 31, 2004. We are currently investigating various sources for the additional financing. There is no assurance that we will be successful in obtaining the required financing on a timely basis and on terms acceptable to us or that we will be able to extend the current agreement when it matures on March 31, 2004. At this time, we are dependent on TDK USA for our liquidity needs and TDK USA has no obligation either to extend credit to us other than as provided in the agreement or to extend the agreement beyond the current maturity date of June 30, 2004. If we are unable to obtain additional financing or extend the agreement, we may have to curtail or revise our planned operations.

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

ITEM 4.   Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Title

31.1	Certification of Vincent J. Bitetti, Chief Executive Officer, Pursuant to Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martin G. Paravato, Chief Financial Officer, Pursuant to Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

The Company filed one reports under Item 5 on form 8-K during the quarter ended June 30, 2003 relating to a press release issued on May 15, 2003 reporting the results of operations for the fiscal year ended March 31, 2003, and corporate update.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.

By:	/s/ VINCENT J. BITETTI	Date August 14, 2003
Vincent J. Bitetti
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARTIN G. PARAVATO	Date: August 14, 2003
Martin G. Paravato
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)