Form 10-Q
period 2003-09-30
TDK MEDIACTIVE INC
filed 2003-11-19
CIK 907237

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be file by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  YES  ☒  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  ☐  YES  ☒  NO

The number of shares outstanding of the issuer’s common stock as of November 18, 2003 was 23,005,885.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	March 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,500	$421
Accounts receivable - net	182	3,075
Inventory - net	955	2,548
Prepaid royalties	7,561	9,475
Software development costs	7,594	12,592
Prepaid expenses and other	7,271	905

Total current assets	25,063	29,016

Property and equipment - net	785	954
Software development costs – long term	1,426	175
Other assets	49	69

TOTAL	$27,323	$30,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable to TDK USA	$36,989	$23,785
Accounts payable and accrued expenses	3,305	3,064
Accrued royalties	4,043	6,465
Deferred revenue	7,272	—
Deferred revenue – related entity	399	781

Total current liabilities	52,008	34,095

Deferred revenue – related entity, net of current portion	—	150
Deferred revenue	7,000	5,000

Stockholders’ Deficit:
Common stock - $.001 par value, 50,000,000 shares authorized, 22,894,582 and 22,884,582 shares issued and outstanding	23	23
Additional paid-in capital	19,954	19,954
Accumulated deficit	(51,662)	(29,008)

Total stockholders’ deficit	(31,685)	(9,031)

TOTAL	$27,323	$30,214

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002 (unaudited)

(In thousands, except per share data)

	2003	2002
Net Revenues
Net sales	$3,018	$16,892
Revenues from related entity	194	69

Total revenues	3,212	16,961

Costs and expenses:
Cost of sales	14,034	11,722
Product development	202	198
Sales and marketing	1,560	1,938
General and administrative	1,874	1,333

Total costs and expenses	17,670	15,191

Operating income (loss)	(14,458)	1,770
Interest expense, net	(464)	(286)

Income (loss) before provision for income taxes	(14,922)	1,484
Provision for income taxes	0	0

Net income (loss)	$(14,922)	$1,484

Basic and diluted net income (loss) per share	$(0.65)	$0.06

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended September 30, 2003 and 2002 (unaudited)

(In thousands, except per share data)

	2003	2002
Net Revenues
Net sales	$5,779	$20,400
Revenues from related entity	532	156

Total revenues	6,311	20,556

Costs and expenses:
Cost of sales	21,221	15,454
Product development	397	486
Sales and marketing	3,687	3,229
General and administrative	2,790	2,302

Total costs and expenses	28,095	21,471

Operating loss	(21,784)	(915)
Interest expense, net	(868)	(533)

Loss before provision for income taxes	(22,652)	(1,448)
Provision for income taxes	2	2

Net loss	$(22,654)	$(1,450)

Basic and diluted net loss per share	$(0.98)	$(0.06)

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2003 and 2002 (unaudited)

(In thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(22,654)	$(1,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	259	165
Amortization of software development costs	12,526	4,994
Provision for doubtful accounts, discounts and returns	(8)	255
Changes in operating assets and liabilities:
Accounts receivable	2,901	(8,246)
Inventories	1,593	(2,196)
Prepaid royalties	1,914	(6,128)
Software development costs	(8,779)	(6,234)
Prepaid expenses and other	(6,366)	373
Accounts payable and accrued expenses	598	4,845
Accrued royalties	(2,422)	3,498
Deferred revenue	8,740	4,725

Net cash used by operating activities	(11,698)	(5,401)

Cash flows from investing activities:
Purchases of property and equipment	(90)	(1,054)
Other	20	(62)

Net cash used by investing activities	(70)	(1,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3
Proceeds from notes payable	12,851	7,539
Repayment on notes payable	—	(1,300)
Payments on capital lease obligations	(4)	(3)

Net cash provided by financing activities	12,847	6,239

Net change in cash and cash equivalents	1,079	(278)
Cash and cash equivalents, beginning of period	421	1,063

Cash and cash equivalents, end of period	$1,500	$785

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$822	$503

See notes to condensed consolidated financial statements.

TDK MEDIACTIVE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, we recommend that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003.

In our opinion, such unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or for any other interim period. The condensed consolidated financial statements include the accounts of TDK Mediactive, Inc. and our wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Merger Agreement

On September 2, 2003, we signed an agreement in connection with a proposed acquisition of all the common stock of TDK Mediactive by Take-Two Interactive Software, Inc. Pursuant to the agreement, Take-Two will acquire TDK Mediactive for $0.55 in cash per share of outstanding TDK Mediactive common stock, through the merger of its wholly-owned subsidiary, Mediactive, Inc., with and into TDK Mediactive. All outstanding options and warrants to purchase shares of our common stock will be cancelled, and each holder will be entitled to receive a cash payment for each cancelled option or warrant in an amount equal to the product of the number of shares of our common stock subject to such option or warrant multiplied by the excess, if any, of $0.55 over the exercise price per share subject to such option or warrant. At the closing of the merger, TDK Mediactive will be a wholly-owned subsidiary of Take-Two, and Mediactive, Inc. will cease to exist as a separate entity. In addition, our common stock will be delisted from the OTC Bulletin Board electronic quotation system and will be deregistered under the Securities Exchange Act of 1934.

On September 30, 2003, we filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 and provided the related Information Statement to our stockholders. The proposed merger requires approval by a majority of the voting power of all outstanding shares of TDK Mediactive common stock. TDK USA and Vincent J. Bitetti, who together own approximately 79.5% of our outstanding common stock, have acted by written consent to adopt the merger agreement and approve the merger. This action by written consent is sufficient to ensure that stockholders owning a majority of the outstanding TDK Mediactive common stock adopt the merger agreement and approve the merger without the vote of any other stockholder.

As of November 18, 2003 not all the conditions to complete the merger have been satisfied. Specifically, we had not then obtained the consent of Dream Works L.L.C. to the assignment of our license agreement governing our rights to interactive software products based on the motion picture “Shrek”. There can be no assurance that we can obtain this consent on acceptable terms, at all. The merger agreement is terminable by either us or Take-Two if the merger has not been consummated as of December 1, 2003. Accordingly, we may be unable to consummate our merger with Take-Two.

Note 3 – Distribution Agreement

Concurrently with the execution of the merger agreement described in Note 2 above, we and Take-Two entered into a distribution agreement, whereby we granted Take-Two the sole and exclusive right to sell certain of our game products for a number of platforms. The distribution agreement is for a term of nine months from the date of commercial release of the last such designated game on the last platform and only applies to sales in North America. Take-Two agreed to place initial orders for the games, with a guaranteed aggregate purchase price for all the games of up to $24,945,000.

Prior to September 30, 2003, approximately $547,000 of product has been shipped under the distribution agreement with the remainder expected to be shipped during the December 2003 quarter. In connection with the distribution agreement, we received a payment of approximately $7.9 million of which approximately $7.3 million is recorded as deferred revenue – current in the accompanying balance sheet. At September 30, 2003 the Company recorded an approximately $3.7 million write-down of prepaid development costs relating to reduced revenues of products included in the distribution agreement. In addition we recorded an additional $2.4 million write-down of prepaid development costs and prepaid royalties relating to certain products, which were cancelled.

As of November 18, 2003, The Company was due approximately $6.0 million under the distribution agreement.

Note 4 – Earnings Per Share Computation

The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 23,005,885 shares for the three months and six months ended September 30, 2003. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 23,620,748 and 22,889,942 shares for the three months and six months ended September 30, 2002. Stock options and warrants to purchase 2,755,230 and 974,342 shares of common stock outstanding at September 30, 2003 and 2002, were not included in the computation as their effect would be anti-dilutive.

Note 5 – Inventories

As of September 30, 2003 and March 31, 2003, inventories consist of (in thousands):

	September 30, 2003	March 31, 2003
Finished goods	$829	$2,296
Raw materials (components)	126	252

	$955	$2,548

Note 6 – Deferred Revenue – Long Term

On May 23, 2002, we announced a strategic co-publishing / co-development agreement with Activision Publishing, Inc. The companies have agreed that their initial collaboration will be based on TDK Mediactive’s existing license to the sequel to DreamWorks’ feature film “Shrek.” The first “Shrek” title to be released under this agreement is expected to launch on multiple platforms simultaneously with the theatrical debut of the “Shrek” sequel. Additionally, TDK Mediactive and Activision have agreed to co-develop and co-publish a title originating from Activision’s portfolio of video game brands. Throughout the co-publishing relationship, TDK Mediactive and Activision will maintain control over development and marketing of their respective properties and licenses, while pooling their substantial collective industry expertise, resources and global brands.

In connection with this agreement, we will receive minimum guaranteed royalty payments plus additional royalties once the minimum guaranteed royalty has been earned. Deferred (unearned) revenue in the accompanying balance sheet includes $5.0 million at March 31, 2003 and $7.0 million at September 30, 2003 representing cash advanced from Activision in connection with this agreement. The deferred revenue that will be recognized as income beginning at the time the sequel to the film “Shrek” is released, currently scheduled for May 2004. See Note 8.

Note 7 – Loan from Related Entity

On March 29, 2001, we entered into an $8.0 million Loan and Security Agreement with TDK USA. The agreement provided for a combination of cash advances and letters of credit relating to the purchase of product not to exceed an aggregate amount of $8.0 million and matured March 31, 2002. In connection with the agreement, we granted TDK USA a security interest in substantially all of our assets. The agreement provided for interest to be paid monthly at the annual rate of the higher of (i) the rate designated as “London Interbank Offered Rate (LIBOR)” for a one month period as published from time to time in The Wall Street Journal, Money Rates Section plus two percent (2%) or (ii) the rate designated as the “Prime Rate” as published from time to time in The Wall Street Journal, Money Rates Section plus one percent (1%).

On April 30, 2003, we entered an amended and restated loan agreement that expires on March 31, 2004 that provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $37 million, $12 million of which is at the discretion of TDK USA. TDK USA holds a security interest in substantially all of our assets. This agreement provides for interest to be paid monthly at the annual rate of the higher of (i) LIBOR plus two and one-half percent (2.50%) or (ii) the Prime Rate plus one and one-half percent (1.50%). As to any borrowings on the uncommitted portion of the facility (that is, amounts exceeding $25 million), the respective interest rate margins are increased, from 2.50% to 2.75% for LIBOR borrowings and from 1.50% to 1.75% for prime rate borrowings.

The loan agreement as amended requires us to maintain: (i) a current ratio of 0.7 to 1.00 at June 30, 2003 and September 30, 2003, .6 to 1.00 at December 31, 2003 and .53 to 1.00 at March 31, 2004,; (ii) maintain a net sales to net assets (as defined) ratio of not less than 1.40 to 1.00 at June 30, 2003, 1.20 to 1.00 at September 30, 2003, 2.10 to 1.00 at December 31, 2003, and 3.00 to 1.00 at March 31, 2004. At September 30, 2003, we had a current ratio of 0.48 to 1.00 and therefore were not in compliance with the related the current ratio. On November 6, 2003, TDK USA issued a waiver for this requirement. At September 30, 2003, we have an outstanding balance of approximately $37.0 million (which includes accrued interest payable to TDK USA of approximately $467,000) under the loan agreement at an interest rate of 5.54%.

Note 8 – Related Party Transactions

The majority of our international business is conducted via a republishing and distribution agreement dated February 28, 2000 with TDK Recording Media Europe, S.A., a wholly owned subsidiary of TDK Corporation, an affiliated company pursuant to which TDK Europe distributes our software titles throughout Europe and certain other territories. Under the terms of the TDK Europe agreement, we are paid a republishing fee on each product sold. All costs of localization of the product, product boxes and collateral materials, as well as all costs of replication, marketing, warehousing and fulfillment, are borne by TDK Europe. Effective November 1, 2002, we signed a new agreement with TDK Europe whereby TDK Europe will have an non-exclusive right to distribute selected software titles offered by us and accepted by TDK Europe. The new agreement with TDK Europe supersedes the previous agreement and extends through July 31, 2004. At September 30, 2003, we have deferred (unearned) revenue amounting to $399,000 related to these agreements.

Note 9 – Stock Based Compensation

We account for our employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for equity instruments issued to other than employees for acquiring goods and services, typically rights to intellectual property, using the fair value at the date of grant in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.”

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net income (loss) and related earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss) as reported	$(14,922)	$1,484	$(22,654)	$(1,450)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	114	114	228	228

Net income (loss) pro forma	$(15,036)	$1,370	$(22,882)	$(1,678)

Net income (loss) per share:
Basic and diluted as reported	$(0.65)	$0.06	$(0.98)	$(0.06)

Basic and diluted pro forma	$(0.65)	$0.06	$(0.99)	$(0.06)

The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended September 30, 2003 and September 30, 2002: dividend yield of zero; anticipated volatility of 113 % and 113%; risk-free interest rate of 2.2% and 3.5%; and expected option lives of four years.

Note 10 – Commitments and Contingencies

We have indemnification agreements with each of our executive officers whereby we have agreed to indemnify our executive officers and directors for certain events or occurrences arising as a result of there serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We maintain a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

We also enter into indemnification provisions under agreements with other companies in its ordinary course of business, typically with our business partners, licensors, developers, contractors, customers, and our landlord. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred as a result of our acts or omissions. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is not possible to quantify although we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2003.

We have entered into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2003 is approximately $10.6 million. We also have various operating lease commitments of $821,000 expiring at various times through 2006. We also have various employee agreements with three employees that expire on various dates through November 2004. An agreement with one corporate officer provides for, (i) annual adjustments based on the Consumer Price Index; (ii) annual performance bonuses; (iii) options to purchase 500,000 shares of common stock that vest over a four year period and (iv) other normal employee benefits.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2003 (in thousands):

	Contractual Obligations and Commercial Commitments
Years Ended September 30,	License Guarantees	Software Development Agreements	Employee Agreements	Leases	Total
2004	$3,117	$6,756	$618	$302	10,793
2005	290	225	54	324	893
2006	30	0	0	195	225
2007	150	0	0	0	150

	$3,587	$6,981	$672	$821	$12,061

Excluded from the table above are normal recurring accounts payable, accrued expenses and accrued royalties.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the facts that could cause uncertainties are:

•	Our ability to complete our pending merger with Take-Two Interactive Software, Inc;

•	Our ability to collect amounts due to us from Take-Two Interactive Software, Inc., under the terms of our distribution agreement;

•	New competitors and intensification of price competition from other manufacturers of consumer software products and/or toy companies and the studio licensors themselves;

•	New products that make our products and services obsolete;

•	Inability to obtain additional capital as needed;

•	Loss of customers;

•	Technical problems with our products and services;

•	Departure of key employees, and inability to attract new employees;

•	Litigation and administrative proceedings;

•	Departure or retirement of key executives; and

•	Contracts tied to key executives and/or change in control.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Prepaid royalties are expensed at the contractual royalty rate based on actual net product sales. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized costs, we expense such costs to royalty expense that is included in cost of sales. If actual revenues or revised forecasted units fall below initial forecasted units, the charge to royalty expense may be larger than anticipated in any given quarter. As of September 30, 2003, the net carrying value of our prepaid royalties and related licenses was $ 3.5 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development costs are expensed on the ratio of current units sold to total projected units. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as additional software development amortization in the period the impairment is identified. Such losses are solely attributable to changes in market conditions or product quality considerations. If actual or revised forecasted units fall below initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter. As of September 30, 2003, the net carrying value of our software development costs was $ 9.0 million. If we were required to write off software development costs, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Allowances for price protection, returns, and doubtful accounts: Product sales are recognized net of allowances for price protection and returns, and various anticipated customer discounts. Although we sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We may decide to provide price protection or allow returns for our products after we analyze:

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Revenues – Net revenues decreased 81% from $17.0 million for the three months ended September 30, 2002 to $3.2 million for the three months ended September 30, 2003. Product sales decreased by 82% from $ 16.3 million for the three months ended September 30, 2002 to $ 2.9 million for the three months ended September 30, 2003.

The decrease in product sales results primarily the timing of the release of product to the market. During the current quarter we experienced lower sales of new releases which included Shrek: Reekin’ Havoc for Nintendo’s GameBoy Advance, Aquaman and Dinotopia for Nintendo’s GameCube, plus Aquaman and

Dinotopia for Microsoft’s Xbox as compared to the new releases of prior year’s quarter which included Robotech for Sony’s Playstation2 and Microsoft’s Xbox, Shrek for Sony’s Playstation 1 and Casper for Nintendo’s GameCube. We have established reserves for price protection and returns and various anticipated customer discounts that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell-through rates

Republishing and distribution fees from our affiliate TDK Europe increased from $69,000 for the three months ended September 30, 2002 to $194,000 for the three months ended September 30, 2003. The increase is primarily attributed to additional sales of Robotech and Shrek consoles. At September 30, 2003, we have $399,000 in deferred revenue related to this agreement with TDK Europe that extends through July 31, 2004.

Co-publishing fees decreased from $523,000 for the three months ended September 30, 2002 to $102,000 for the three months ended September 30, 2003. This decrease is mainly attributed to lower sales of PC titles.

Cost of Sales – Cost of sales is composed of cost of purchased product, amortization of software development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $11.7 million for the three months ended September 30, 2002 to $14.0 million for the three months ended September 30, 2003, and increased from 69% to 437% of net revenues. Cost of purchased product and platform royalties increased from 34% to 72% of net revenues as a result of lower average selling price in the current year’s quarter than compared to prior year’s quarter. Amortization of software development cost increased from 24% to 286% of net revenues primarily due to write-downs in the aggregate amount of $8.1 million to net realizable value and included certain titles which we agreed to sell to Take-Two at reduced prices in connection with the Distribution Agreement explained in Note 2.

Internal Product Development – Internal product development expenses increased from $198,000 for the three months ended September 30, 2002 to $202,000 during the three months ended September 30, 2003. As a percentage of net revenues, product development expenses increased from 1% to 6% of net revenues. The increase as a percentage of sales is due to decreased salaries and benefits costs as there was a decrease in personnel in this department compared to prior year’s quarter plus the lower sales base for the current year quarter

Sales and Marketing – Sales and marketing expenses decreased from $1.9 million for the three months ended September 30, 2002 to $1.6 million for the three months ended September 30, 2003 and as a percentage of net revenues increased from 11% to 49%. The decrease relates primarily to lower sales commissions due to reduced sales in the current quarter than in prior year’s quarter plus a decrease in advertising and promotional cost.

General and Administrative – General and administrative expenses increased from $1.3 million for the three months ended September 30, 2002 to $1.9 million for the three months ended September 30, 2003. The increase is primarily attributable to the following major components (i) merger costs expensed during the quarter ($947,000); (ii) increased depreciation expense related to additional equipment ($27,000); (iii) higher insurance premiums ($14,000); offset by (iv) lower bad debt expense ($339,000); (v) moving costs incurred during the prior year quarter ($54,000); and (vi) various other expenses ($60,000).

Interest Expense – During the three months ended September 30, 2003 and 2002, we incurred interest expense in connection with borrowings under our loan agreement with TDK USA, a related entity. The average interest rate for the current quarter was 5.68% whereas the average interest rate for the previous year’s quarter was 6.25% on average borrowing of $33 million for the current quarter compared to $18 million for the prior year quarter.

Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002

Net Revenues – Net revenues decreased 69% from $20.6 million for the six months ended September 30, 2002 to $6.3 million for the six months ended September 30, 2003. Product sales decreased by 71% from $ 19.3 million for the six months ended September 30, 2002 to $ 5.5 million for the six months ended September 30, 2003.

The decrease in product sales results primarily from the timing of the release of product to the market. During the six months ended September 30, 2003 we experienced lower sales of new releases which included Shrek Reekin’ Havoc for Nintendo’s GameBoy Advance; Aquaman and Dinotopia for Nintendo’s GameCube and for Microsoft’s Xbox; Shrek Party for Nintendo’s GameCube and Pirates of the Caribbean for Nintendo’s GameBoy Advance as compared to the new releases of prior year’s period which included Robotech for Sony’s Playstation2 and Microsoft’s Xbox, Shrek for Sony’s Playstation 1 and Casper for Nintendo’s GameCube and Dinotopia for Nintendo’s GameBoy Advance. We have established reserves for price protection and returns and various anticipated customer discounts that we believe to be adequate based upon historical return data and our analysis of current customer inventory levels and sell-through rates

Republishing and distribution fees from our affiliate TDK Europe increased from $156,000 for the six months ended September 30, 2002 to $532,000 for the six months ended September 30, 2003. The increase is primarily attributed to additional sales of Robotech and Shrek consoles.

Co-publishing fees decreased from $1.1 million for the prior year six month period to $236,000 for the six months ended September 30, 2003. This decrease is attributed to lower sales of PC titles.

Cost of Sales – Cost of sales is composed of cost of purchased product, amortization of software development costs, royalty expense as well as freight and fulfillment costs. Cost of sales increased from $15.5 million for the six months ended September 30, 2002 to $21.2 million for the six months ended September 30, 2003, and increased from 75% to 336% of net revenues. Cost of purchased product and platform royalties increased from 39% to 83% of net revenues as a result of lower average selling price in the current year’s quarter than compared to prior year’s quarter. Amortization of software development cost increased from 24% to 198% of net revenues primarily due to the write-down to net realizable value in the aggregate amount of $8.1 million of certain titles and included certain titles which we agreed to sell to Take-Two at reduced prices in connection with the Distribution Agreement explained in Note 2.

Internal Product Development – Internal product development expenses decreased from $486,000 for the six months ended September 30, 2002 to $397,000 during the six months ended September 30, 2003. As a percentage of net revenues, product development expenses increased from 2% to 6% of net revenues. The decrease is due mainly to salary termination costs incurred in the prior year.

Sales and Marketing – Sales and marketing expenses increased from $3.2 million for the six months ended September 30, 2002 to $3.7 million for the six months ended September 30, 2003 and as a percentage of net revenues increased from 16% to 58%. The increase relates primarily to higher costs incurred in trade shows of approximately $780,000. This was offset by a decrease in sales commission of approximately $370,000 due to lower sales in the current period when compared to prior year.

General and Administrative – General and administrative expenses increased from $2.3 million for the six months ended September 30, 2002 to $2.8 million for the six months ended September 30, 2003 and increased as a percentage of net revenues from 11% to 44%. The $488,000 increase is primarily attributable to the following major components (i) merger costs expensed during the period ($947,000); (ii) increased salaries due to hiring more experienced personnel and annual raises ($305,000); (iii) increased depreciation expense related to additional equipment ($94,000); (iv) higher insurance premiums

($37,000); offset by (v) decreased bad debt expense ($263,000); (vi) decreased compensation ($220,000); (vii) decreased in warrant expense to consultant ($84,000); (viii) moving costs incurred during the prior year period ($76,000); and (ix) other costs ($81,000).

Interest Expense – During the six months ended September 30, 2003 and 2002, interest expense was incurred in connection with borrowings under our loan agreement with TDK USA, a related entity. We expect that such borrowings and the associated interest expense will continue to grow, within the limits of the borrowing agreement, as our business grows and we borrow additional funds to finance such growth. See Liquidity and Capital Resources below. The average interest rate for the current period was 5.83% whereas the average interest rate for the previous year’s period was 6.25% on average borrowing of $30 million for the current period compared to $18 million for the prior year period.

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

Liquidity and Capital Resources

Our principal uses of cash are product purchases, payments to licensors, payments to developers and operating costs. In order to purchase products from manufacturers, we either open a letter of credit in their favor; obtain credit from the manufacturer or prepay the cost of the product.

Our cash and cash equivalents amounted to $1.5 million at September 30, 2003. Cash utilized in operating activities for the six months ended September 30, 2002 amounted to $11.7 million, compared to $5.4 million used during the six months ended September 30, 2002. The significant difference between the two six month periods relates to the increased loss during the current six month period ($21.2 million), a decrease in accounts payable and accrued expenses ($4.2 million), and a decrease in prepaid software development costs, net of amortization ($5.0 million), offset by a decrease in receivables ($11.1 million) and a net decrease in prepaid royalties ($2.1 million). Historically, we have not generated sufficient cash flow to fund our operations, and have had to rely on debt and equity financings to fund our operations. At September 30, 2003 we had a working capital deficit in the amount of $26.7 million.

On April 30, 2003, we signed an amended and restated loan agreement with TDK USA, a related party, to extend and expand our existing loan and security agreement. The agreement now matures on March 31, 2004 and provides for a combination of cash advances and letters of credit relating to the purchase of product, not to exceed aggregate borrowings of up to $37 million, $12 million of which is at the discretion of TDK USA. The loan agreement as amended required us to maintain a current ratio of 0.7 to 1.00 at September 30, 2003. At September 30, 2003, we had a current ratio of 0.48 to 1.00 and therefore were not in compliance with the related the current ratio. On November 6, 2003, TDK USA issued a waiver for this requirement. As of November 18, 2003, we have an outstanding balance of approximately $37.0 million (which includes accrued interest payable to TDK USA of approximately $467,000) under the loan agreement at an interest rate of 5.54%.

Our business plan indicates that we will continue to expand our operations during the next 12 to 18 months, and involves the production of fewer titles which are scheduled for launch during fiscal 2004. We have reached the maximum amount available under our amended and restated loan agreement. Our business plan indicates that funding the remaining titles in development will require approximately $10.0 million which TDK USA has indicated that they will fund only up to the allowable amount available under the loan agreement.

Merger with Take-Two

On September 2, 2003, we signed an agreement in connection with a proposed acquisition of all the common stock of TDK Mediactive by Take-Two Interactive Software, Inc. Pursuant to the merger agreement, Take-Two will acquire TDK Mediactive for $0.55 in cash per share of outstanding TDK Mediactive common stock, through the merger of its wholly-owned subsidiary, Mediactive, Inc., with and into TDK Mediactive. All outstanding options and warrants to purchase shares of our common stock will be cancelled, and each holder will be entitled to receive a cash payment for each cancelled option or warrant in an amount equal to the product of the number of shares of our common stock subject to such option or warrant multiplied by the excess, if any, of $0.55 over the exercise price per share subject to such option or warrant. At the closing of the merger, TDK Mediactive will be a wholly-owned subsidiary of Take-Two, and Mediactive, Inc. will cease to exist as a separate entity. In addition, our common stock will be delisted from the OTC Bulletin Board electronic quotation system and will be deregistered under the Securities Exchange Act of 1934.

As of November 18, 2003 not all the conditions to complete the merger have been satisfied. Specifically, we had not then obtained the consent of Dream Works L.L.C. to the assignment of our license agreement governing our rights to interactive software products based on the motion picture “Shrek”. There can be no assurance that we can obtain this consent on acceptable terms, at all. The merger agreement is terminable by either us or Take-Two if the merger has not been consummated as of December 1, 2003. Accordingly, we may be unable to consummate our merger with Take-Two.

Take-Two Distribution Agreement

Concurrently with the execution of the merger agreement described above, we and Take-Two entered into a distribution agreement, whereby we granted Take-Two the sole and exclusive right to sell certain of our game products for a number of platforms. The distribution agreement is for a term of nine months from the date of commercial release of the last such designated game on the last platform and only applies to sales in North America. Take-Two agreed to place initial orders for the games, with a guaranteed aggregate purchase price for all the games of up to $24,945,000.

As of November 18, 2003, approximately $18.0 million of product covered by the distribution agreement has been shipped with the remainder expected to be shipped during the December 2003 quarter. As of November 18, 2003, the Company was due approximately $6.0 million under the distribution agreement.

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

Current Report on Form 8-K dated July 23, 2003, reporting under Item 5.

Current Report on Form 8-K dated September 4, 2003 reporting under Item 5.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDK MEDIACTIVE, INC.

By:	/s/ VINCENT J. BITETTI	Date November 18, 2003

Vincent J. Bitetti Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARTIN G. PARAVATO	Date: November 18, 2003

Martin G. Paravato Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)